Form 10-Q
period 2016-03-31
GRCR Partners Inc
filed 2016-05-16
CIK 1661600

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the six months ended March 31, 2016.

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from    to    .

Commission file number: 333-208814

GRCR Partners Inc.
 (Exact name of registrant in its charter)

Delaware	47-2847446
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1771 Ppst Rd East #178, Westport CT	06880
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: 203.456.8088

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $0.001

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐ (Does not currently apply to the Registrant)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 if the Exchange Act.

Large accelerated filter	☐	Accelerated filter	☐
Non-accelerated filter	☑	Smaller reporting company	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding May 13, 2016
Common Stock, $0.0001 par value per share	17,347,500 shares

  TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

ITEM 1.	INTERIM FINANCIAL STATEMENTS	3

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION	13

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	17

ITEM 4.	CONTROLS AND PROCEDURES	17

ITEM 5.	OTHER	17

PART II OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	18

ITEM 1A.	RISK FACTORS	18

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ITEM 3	DEFAULTS UPON SENIOR SECURITIES	18

ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 5	OTHER INFORMATION

ITEM 6	EXHIBITS	18

SIGNATURES

PART I. Financial Information

Item 1. Interim Financial Statements.

GRCR PARTNERS INC
CONDENSED BALANCE SHEET
AS OF MARCH 31, 2016 (UNAUDITED) AND SEPTEMBER 30, 2015

ASSETS
	3/31/16	9/30/15
CURRENT ASSETS:
Cash or cash equivalents	$7,607	$18,483
Accounts receivable, net	20,528	10,000
Prepaid expense	-	5,000
TOTAL CURRENT ASSETS	28,135	33,483

Fixed assets, net	1,676	2,514
TOTAL ASSETS	$29,811	$35,997

LIABILIATIES AND STOCKHOLDERS' EQUITY(DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$31,233	$1,000
Accrued taxes	320	3,599
TOTAL CURRENT LIABILITIES	31,553	4,599

TOTAL LIABILITIES	31,553	4,599

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $.0001 par value, 15,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $.0001 par value, 500,000,000 shares authorized, 17,347,500 and 17,000,000 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	1,735	1,700
Additional paid-in capital	16,740	13,300
Retained earnings (deficit)	(20,217)	16,398
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(1,742)	31,398
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$29,811	$35,997

The accompanying notes to financial statements are an integral part of these statements.

GRCR PARTNERS INC
CONDENSED STATEMENT OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2016 AND FROM INCEPTION (JANUARY 16, 2015) THROUGH MARCH 31, 2015

	Three Months Ended March 31, 2016	Inception (January 16, 2015) to March 31, 2015	Six Months Ended March 31, 2016	Inception (January 16, 2015) to March 31, 2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues:
Professional service revenues	$58,000	$41,651	$97,500	$41,651
Expense reimbursement	3,147	-	4,756	-
Total Revenues	61,147	41,651	102,256	41,651

Cost of revenues	35,500	13,500	61,500	13,500
Cost of revenues from a related party	2,900	-	4,400
Gross Profit	22,747	28,151	36,356	28,151

Operating expenses:
Stock based compensation	-	-	3,475	-
Depreciation	419	-	838	-
General and administrative	30,988	1,857	71,937	1,857
Total operating expenses	31,407	1,857	76,250	1,857

Income (Loss) from operations	(8,661)	26,294	(39,894)	26,294

Income before taxes	(8,661)	26,294	(39,894)	26,294
Income tax (benefit)	-	-	(3,279)	-

Net income (loss) applicable to common shareholders	$(8,661)	$26,294	$(36,615)	$26,294

Net income (loss) per share - basic and diluted	$(0.00)	$0.00	$(0.00)	$(0.00)

Weighted number of shares outstanding - Basic and diluted	17,347,500	17,000,000	17,189,025	17,000,000

The accompanying notes to financial statements are an integral part of these statements.

GRCR PARTNERS INC
CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED MARCH 31, 2016

						Retained
	Preferred Stock		Common		Paid-In	Earnings	Stockholders'
	Shares	Par Value	Shares	Par Value	Capital	(Deficit)	Equity

Balance September 30, 2015	-	$-	17,000,000	$1,700	$13,300	$16,398	$31,398

Issuance of common stock for services			347,500	35	3,440		3,475
Net loss for period	-	-				(36,615)	(36,615)

Balance March 31 2016	-	$-	17,347,500	$1,735	$16,740	$(20,217)	$(1,742)

The accompanying notes to financial statements are an integral part of these statements.

GRCR PARTNERS INC
CONDENSED STATEMENT OF CASH FLOW
FOR THE SIX MONTHS ENDED
MARCH 31, 2016 AND FROM INCEPTION (JANUARY 16, 2015)
THROUGH MARCH 31, 2016

	For the six months ended March 31, 2016	From inception (January 15, 2015 to March 31, 2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(36,615)	$26,294
Adjustments to reconcile net income to cash (used in) provided by operating activities:

Stock based compensation	3,475	-
Depreciation	838	-

Change in operating assets and liabilities:
Accounts receivable	(10,528)	(10,000)
Prepaid expenses	5,000	-
Accounts payable and accrued expenses	30,233	-
Income tax payable	(3,279)	-
Net cash (used in) provided by operating activities	$(10,876)	$16,294

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	15,000
Net cash provided by financing activities	$-	$15,000

NET INCREASE (DECREASE) IN CASH	(10,876)	31,294

CASH AND CASH EQUIVALENTS at beginning of period	18,483	-
CASH AND CASH EQUIVALENTS at end of period	$7,607	$31,294

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$-	$-
Income Taxes	$-	$-

The accompanying notes to financial statements are an integral part of these statements.

GRCR PARTNERS INC
NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS

Note 1. The Company History and Nature of the Business

GRCR Partners Inc. (the “Company”, “Our” or “We”), formed on January 16, 2015, is a provider of corporate governance, risk management, compliance and regulatory reporting (“GRCR”) solutions for businesses (“GRCR Solutions”). Currently, we provide GRCR Solutions through professional consulting services on a project-based fee arrangement. We deliver our services following our proprietary compliance architecture methodology. The skilled application of the fundamental principles governing compliance and risk management is what we call compliance architecture. We are building-out our Compliance Architecture Platform (“CAP”) to be an automated GRCR management tool that streamlines the process of GRCR for businesses. We believe that by combining expert consulting and GRCR software tools, we will help clients cost effectively build and maintain GRCR programs that reduce day-to-day and long term risks in their work environment.

The financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern, which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. Since inception, the Company has a retained deficit of $20,217 and has a working capital deficit of $3,418 at March 31, 2016.  We have a limited operating history, we are currently generating revenue, however, our growth is dependent upon achieving sales growth, management of operating expenses and ability of the Company to obtain the necessary financing to fund future obligations and pay liabilities arising from normal business operations when they come due, and upon profitable operations.

We may need to either borrow funds from our majority shareholder or raise additional capital through equity or debt financings. We expect our current majority shareholder will be willing and able to provide such additional capital. However, we cannot be certain that such capital (from our shareholders or third parties) will be available to us or whether such capital will be available on terms that are acceptable to us. Any such financing likely would be dilutive to existing stockholders and could result in significant financial operating covenants that would negatively impact our business. If we are unable to raise sufficient additional capital on acceptable terms, we will have insufficient funds to operate our business or pursue our planned growth.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation and Organization

The accompanying financial statements of the Company were prepared from the accounts of the Company under the accrual basis of accounting.

Cash and Cash Equivalents

For purposes of reporting within the statement of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents. The Company’s cash and cash equivalents are located in a United States bank.

Accounts Receivable

The Company’s accounts receivable are derived from direct customers. Collateral is not required for accounts receivable. The Company maintains an allowance for potential credit losses as considered necessary. The Company performs ongoing reviews of all customers that have breached their payment terms or for whom information has become available indicating a risk of non-recoverability. The Company records an allowance for bad debts for specific customers identified as well as an allowance based on its historical collection experience. The Company’s evaluation of the allowance for potential credit losses requires the use of estimates and the actual results may differ from these estimates. At March 31, 2016, the allowance for potential credit losses was $0

Fixed Assets

Office equipment is stated at cost and depreciated over three years using the straight line method of accounting. Since inception (January 16, 2015) through March 31, 2016, the company recorded office equipment purchase of $3,771 and depreciation of $2,095.

Revenue Recognition

The Company derives its revenue from the sale of compliance, legal, risk management and management and public reporting consulting services. The Company utilizes written contracts as the means to establish the terms and condition services are sold to customers.

Consulting Services

Because the Company provides its applications as services, it follows the provisions of Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition The Company recognizes revenue when all of the following conditions are met:

●	there is persuasive evidence of an arrangement;
●	the service has been provided to the customer;
●	the collection of the fees is reasonably assured; and
●	the amount of fees to be paid by the customer is fixed or determinable.

The Company recognizes revenue as services are performed or monthly based upon contract terms. Contracts may either be for a specific project, or, a monthly recurring fee.

Reimbursements

The Company incurs certain out-of-pocket expenses that are reimbursed by its clients, which are accounted for as revenue in its Statement of Operations.

Net Income (Loss) per Common Share

Basic income (loss) per share is computed by dividing the net income (loss) attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted income per share is computed similar to basic income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the period ended March 31, 2016.

Income Taxes

The Company accounts for income taxes pursuant to FASB ASC 740. Deferred tax assets and liabilities are determined based on temporary differences between the bases of certain assets and liabilities for income tax and financial reporting purposes. The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences.

The Company maintains a valuation allowance with respect to deferred tax assets. The Company establishes a valuation allowance based upon the potential likelihood of realizing the deferred tax asset and taking into consideration the Company’s financial position and results of operations for the current period. Future realization of the deferred tax benefit depends on the existence of sufficient taxable income within the carry-forward period under the Federal tax laws. Changes in circumstances, such as the Company generating taxable income, could cause a change in judgment about the realizability of the related deferred tax asset. Any change in the valuation allowance will be included in income in the year of the change in estimates

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of March 31, 2016 the carrying value of accounts receivable, accounts payable-trade and accrued liabilities approximated fair value due to the short-term nature and maturity of these instruments.

Customer Concentration Disclosure.

For the three months ended March 31, 2016, five customers make up 98% of our gross revenue.  They represent 30%, 24%, 16%, 16% and 12% respectively. For the six months ended March 31, 2016, two customers made up 65% of our gross revenue, they represent 35% and 30% respectively.  Three customers made up 100% of our accounts receivable balance as of March 31, 2016.

Stock-Based Compensation

Stock compensation arrangements with non-employee service providers are accounted for in accordance ASC 505-50 Equity-Based Payments to Non-Employees, using a fair value approach.

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of March 31, 2016 and cumulative expenses from inception. Actual results could differ from those estimates made by management.

Recent accounting pronouncements

In March 2016, the Financial Accounting Standards Board issued Accounting Standards Codification update No. 2016-09 Compensation – Stock Compensation (Topic 718). The amendments in this update affect all entities that issue share-based payment awards to their employees.  The areas for simplification in this Update involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. For public business entities, the amendments in this Update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods.  As such, the Company has elected not to adopt such provisions this reporting period.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3. Common Stock

On January 16, 2015, the Company issued 17,000,000 shares of common stock to the SCM Holdings II, LLC (“SCM”) at par value of $0.0001 per share, for an equity investment of $15,000. The sole owner of SCM is the current CEO, CFO and sole director of the Company.

On December 23, 2015, the Board of Directors approved an agreement with legal counsel for the Company which included; the issuance of 347,500 shares of common stock and the total payment of $15,000 to counsel for services rendered through the date the Company’s S-1 filing is declared effective. The $15,000 will be paid the sooner of any combination of; (i) the sum of $500 per month commencing November 1, 2015, (ii) the first use of proceeds from the S-1 offering, or (iii) the change of control of the Company.   To value the share issuance the Company used a $0.01 offering price considering the Company now has clients but there is no assurance that the public offering price of $0.10 will be obtained.

4. Income Taxes

The provision for income taxes for the three and six months ended March 31, 2016 was as follows (assuming a 15%, and 3% effective tax rate for federal and state taxes, respectively):

	For the three months ended March 31, 2016	For the six months ended March 31, 2006

Tax Provision (Benefit):
Current Federal-State	$-	$(3,279)
Deferred Tax Benefit	1,559	6,591
Change in valuation allowance	(1,559)	(6,591)
Total tax provision (benefit)	$-	$(3,279)

The Company recorded no deferred income tax asset or liability as of March 31, 2016.

The Company did not identify any material uncertain tax positions. The Company did not recognize any interest or penalties for unrecognized tax benefits.

The federal income tax returns of the Company are subject to examination by the IRS, generally for three years after they are filed.  All returns since inception are still subject to examination.

5. Related Party Loans and Transactions

The Company has paid the sole shareholder, officer and director $2,900 and $4,000 for the three and six month periods ended March 31, 2016.    Such amounts were for professional services performed and have been included in the cost of revenue line as related party costs.   There were no payments during the three and six month periods ended March 31, 2016.  The Company has no formal contract in place with its sole officer and director.

7. Subsequent Events

None to note.

Item 2.  Management’s Discussion and Analysis or Plan of Operation.

FORWARD-LOOKING STATEMENTS

Certain matters discussed herein are forward-looking statements.  Such forward-looking statements contained in this Form 10-Q involve risks and uncertainties, including statements as to:

1.	our future operating results;
2.	our business prospects;
3.	any contractual arrangements and relationships with third parties;
4.	the dependence of our future success on the general economy;
5.	any possible financings; and
6.	the adequacy of our cash resources and working capital.

These forward-looking statements can generally be identified as such because the context of the statement will include words such as we “believe,” “anticipate,” “expect,” “estimate” or words of similar meaning.   Similarly, statements that describe our future plans, objectives or goals are also forward-looking statements.   Such forward-looking statements are subject to certain risks and uncertainties which are described in close proximity to such statements and which could cause actual results to differ materially from those anticipated as of the date of filing of this Form 10-Q.   Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements.  The forward-looking statements included herein are only made as of the date of filing of this Form 10-Q, and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

This discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results may differ materially from those anticipated in these forward-looking statements.

Summary of Business

GRCR Partners Inc. (the “Company”, “Our” or “We”), formed on January 16, 2015, is a provider of corporate governance, risk management, compliance and regulatory reporting (“GRCR”) solutions for businesses (“GRCR Solutions”). Currently, we provide GRCR Solutions through professional consulting services on a project-based fee arrangement. We deliver our services following our proprietary compliance architecture methodology. The skilled application of the fundamental principles governing compliance and risk management is what we call compliance architecture. We are building-out our Compliance Architecture Platform (“CAP”) to be an automated GRCR management tool that streamlines the process of GRCR for businesses. We believe that by combining expert consulting and GRCR software tools, we will help clients cost effectively build and maintain GRCR programs that reduce day-to-day and long term risks in their work environment.

Our Opportunity

We believe corporate governance, risk management, compliance and regulatory reporting has become a growing operational and financial burden, limiting a company’s ability to keep pace with business growth goals and objectives. We believe that to close that gap clients need to utilize the efficiencies driven through technology automation and the use of third-party subject-matter-experts and GRCR service providers. We believe that by combining these solutions in one ease to use platform allows us an opportunity to step in to meet a significant need for the cost-effective development and maintenance of a business’s GRCR program.

Our Operations and Strategy

Over the next twelve months we plan to;

-      Continue to standardize the processes of how our consulting services are provided. This is important to allow us to efficiently scale our operations with increased revenue.

-      Increase efforts to acquire new clients. We plan to do internet marketing that might include, search engine marketing, blogging, social media, affiliated marketing, organic and paid for search engine optimization. We may also employ certain traditional marketing tactics, including, mail, phone calls, content development, industry networking and direct selling. We plan to issue our first Internet marketing campaign in the third calendar quarter of 2016.

-     Expand our target customer base into other industry categories. We expect to begin these efforts during the fourth quarter of 2016

    -     Complete version 1.0 of our CAP platform which is anticipated to occur during the fourth quarter of 2016.

Our internal performance metric milestone targets include:

1.
Target number of customers. By September 2016, we are targeting to engage a minimum of three new customers per month with a cumulative target of 25 customers over the next twelve months. The targeted customer retention rate for new customers is six months. We intend to reinvest from 25%-50% of our profits back into sales and marketing efforts. We expect our marketing efforts to drive the speed at which our client base grows.

2.
Target number of new subject-matter-expert (SME) individual consultants and third-party service providers. By September 2016, we are targeting to have over 75 identified GRCR service providers and 10 independent SMEs. Currently, we rely on one GRCR service provider. However, we believe there are other providers delivering similar services are in the marketplace. In addition, we have not yet engaged any SMEs.

3.
Refine through independent research and feed-back from clients, our database of what we consider best-in-class GRCR software products. By December 2016, we intend to have a database of over 200 such products.

Results of Operations

Summary of Key Results

For the unaudited three month periods ending March 31, 2016 and from Inception (January 15, 2015) to March 31, 2015.

Revenues and Cost of Revenues

Total revenue for the three months ended March 31, 2016 was $61,147 versus $41,651 from inception (January 16, 2015) to March 31, 2015.   Revenues are from professional services.

Cost of revenues for the three months ended March 31, 2016 was $38,400 versus $13,500 for the period from inception (January 15, 2015) to March 31, 2015.   Cost of revenue included payment to third party independent contractors plus $2,900 paid to a related party for the three months ended March 31, 2016.

Operating Expenses

Total operating expenses for the three months ended March 31, 2016 was $31,407 versus $1,857 for the period from inception (January 15, 2015) through March 31, 2015.     The increase was primarily due to increase professional services fees and included $419 in depreciation expense for the three months ended March 31, 2016.

For the unaudited six month periods ending March 31, 2016 and since inception (January 15, 2015) to March 31, 2015.

Revenues and Cost of Revenues

Total revenue for the six months ended March 31, 2016 was $102,256 versus $41,651 from inception (January 16, 2015) to March 31, 2015.   Revenues are from professional services.

Cost of revenues for the six months ended March 31, 2016 was $65,900 versus $13,500 for the period from inception (January 15, 2015) to March 31, 2015.   Cost of revenue included payment to third party independent contractors plus $4,400 paid to a related party for the six months ended March 31, 2016.

Operating Expenses

Total operating expenses for the six months ended March 31, 2016 was $76,250 versus $1,857 for the period from inception (January 15, 2015) through March 31, 2015.     The increase was primarily due to increase professional services fees and included $838 in depreciation expense for the six months ended March 31, 2016. The Company also recorded $3,475 in stock-based compensation for the six months ended March 31, 2016

Liquidity and Capital Resources

As of March 31, 2016

Since inception on January 16, 2015, the Company had a cumulative net loss of $20,217 and we have a working capital deficit of $3,418 at March 31, 2016. While we have a limited operating history, currently as mentioned above, we are generating revenue, however, our future growth in dependent upon achieving sales growth, management of operating expenses and ability of the Company to obtain the necessary financing to fund future obligations, and upon profitable operations.

Historically, we have financed our cash flow and operations from the initial contribution of our majority shareholder and cash flow from operations. On January 16, 2015, we issued 17,000,000 shares to our majority shareholder and director for a total equity investment of $15,000.

Since our inception (January 16, 2015) through March 31, 2016, we have generated total revenues of approximately $212,431.  As of March 31, 2016, our cash balance was approximately $7,607.  We believe we will require a minimum of $50,000 in additional cash over the next 12 months to pay for the remainder of our total offering costs, maintain our regulatory reporting and filings and cover our operations costs.   Should our revenues not increase as expected and if our costs and expenses prove to be greater than we currently anticipate, or should we change our current business plan in a manner that will increase or accelerate our anticipated costs and expenses, the depletion of our working capital would be accelerated. In the event that our revenues from operations are insufficient to meet our working capital needs, our major shareholder, Sean Conrad. has indicated that he may be willing to provide funds required to maintain the reporting status in the form of a non-secured loan for the next twelve months as the expenses are incurred if no other proceeds are obtained by the Company. However, there is no contract in place or written agreement securing this agreement. Management believes if the Company cannot maintain its reporting status with the SEC it will have to cease all efforts directed towards the Company. As such, any investment previously made would be lost in its entirety.

As a matter of practice, we don’t intend to hire our independent consultants. Consultants will be engaged as independent contractors and will be paid on either a fixed or hourly basis per engagement as clients are retained. We believe this approach will allow us to keep our fixed operating costs low.

Consistent with Section 144 of the Delaware General Corporation Law, it is our current policy that all transactions between us and our officers, directors and their affiliates will be entered into only if such transactions are approved by a majority of the disinterested directors, are approved by vote of the stockholders, or are fair to us as a corporation as of the time it is us at is authorized, approved or ratified by the board. We will conduct an appropriate review of all related party transactions on an ongoing basis, and, where appropriate, we will utilize our audit committee for the review of potential conflicts of interest.

Off-balance sheet arrangements

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect or change on the Company’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with the Company is a party, under which the Company has (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

Critical Accounting Policies

Our discussion and analysis of the financial condition and results of operations are based upon the Company’s financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We believe that the estimates, assumptions and judgments involved in the accounting policies described below have the greatest potential impact on our financial statements, so we consider these to be our critical accounting policies. Because of the uncertainty inherent in these matters, actual results could differ from the estimates we use in applying the critical accounting policies. Certain of these critical accounting policies affect working capital account balances, including the policies for revenue recognition, allowance for doubtful accounts, inventory reserves and income taxes. These policies require that we make estimates in the preparation of our financial statements as of a given date.

Within the context of these critical accounting policies, we are not currently aware of any reasonably likely events or circumstances that would result in materially different amounts being reported.

Revenue Recognition

The Company derives its revenue from the sale of compliance, legal, risk management and management and public reporting consulting services. The Company utilizes written contracts as the means to establish the terms and condition services are sold to customers.

Consulting Services

Because the Company provides its applications as services, it follows the provisions of Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition The Company recognizes revenue when all of the following conditions are met:

●	there is persuasive evidence of an arrangement;
●	the service has been provided to the customer;
●	the collection of the fees is reasonably assured; and
●	the amount of fees to be paid by the customer is fixed or determinable.

The Company recognizes revenue as services are performed

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of SEC Regulation S-K

Item 4. Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining disclosure controls and procedures for the Company.

(a) Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are not effective to ensure that information required to be disclosed by us in report that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (“SECs”) rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in the Company’s Internal Controls Over Financial Reporting

Other than described above, there have been no changes in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 5. Other

None

Part II- Other Information

Item 1. Legal Proceedings

We are not a party to any legal proceedings. Management is not aware of any legal proceedings proposed to be initiated against us. However, from time to time, we may become subject to claims and litigation generally associated with any business venture operating in the ordinary course.

Item 1A. Risk Factors

Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of SEC Regulation S-K

Item 3. Recent Sale of Unregistered Securities

None.

Item 2. Exhibits

Exhibit Number	Description

31.1*	Rule 13a-14(a) Certification of the Chief Executive and Financial Officer

32.1*	Section 1350 Certification of Chief Executive and Financial Officer

* Filed along with this document

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRCR Partners Inc

Dated: May 16, 2016	By:	/s/ Sean Conrad
Sean Conrad
Chief Executive Officer, Chief Accounting Officer & Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date

/s/ Sean Conrad	Chief Executive Officer, Chief Accounting Officer & Chairman	May 16, 2016
Sean Conrad