Form 10-Q
period 2016-06-30
GRCR Partners Inc
filed 2016-08-12
CIK 1661600

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the nine months ended June 30, 2016.
                                    OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission file number: 333-208814

GRCR Partners Inc.
 (Exact name of registrant in its charter)

Delaware	47-2847446
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1771 Post Rd East #178, Westport CT	06880
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: 203.456.8088

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $0.001

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day. [X] Yes [   ] No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [ ]     No [  ]
(Does not currently apply to the Registrant)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 if the Exchange Act.
Large accelerated filter                                                                                                                      Accelerated filter
Non-accelerated filter                                                       (Do not check if a smaller reporting company) Smaller reporting company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __ No X
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding August 12, 2016
Common Stock, $0.0001 par value per share	17,347,500 shares

SIGNATURES	6

PART I. Financial Information

Item 1. Interim Financial Statements.

Condensed Balance Sheets as of June 30, 2016 (Unaudited) and September 30, 2015	F-1

Condensed Statements of Operations for the three and nine months ended June 30, 2016 and three months ended and from Inception (January 16, 2015) to June 30, 2015	F-2

Condensed Statements of Changes in Stockholders’ Equity (Deficit) for the nine months ended June 30, 2016	F-3

Condensed Statements of Cash Flow for the nine months ended June 30, 2016 and from Inception (January 16, 2015) to June 30, 2015	F-4

Notes to Condensed Financial Statements	F-5

GRCR PARTNERS INC
CONDENSED BALANCE SHEET
AS OF JUNE 30, 2016 (UNAUDITED) AND SEPTEMBER 30, 2015

ASSETS
	6/30/16	9/30/15
CURRENT ASSETS:
Cash or cash equivalents	792	18,483
Accounts receivable, net	1,028	10,000
Prepaid expense	-	5,000
TOTAL CURRENT ASSETS	1,820	33,483

Fixed assets, net	1,257	2,514
TOTAL ASSETS	3,077	35,997

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	18,003	1,000
Accrued taxes	-	3,599
TOTAL CURRENT LIABILITIES	18,003	4,599

TOTAL LIABILITIES	18,003	4,599

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $.0001 par value, 15,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $.0001 par value, 500,000,000 shares authorized, 17,347,500 and 17,000,000 shares issued and outstanding, as of June 30, 2016 and September 30, 2015	1,735	1,700
Additional paid-in capital	16,740	13,300
Retained earnings (deficit)	(33,401)	16,398
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(14,926)	31,398
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	3,077	35,997

The accompanying notes to financial statements are
an integral part of these statements.

GRCR PARTNERS INC
CONDENSED STATEMENT OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2016 AND THREE MONTHS AND FROM INCEPTION (JANUARY 16, 2015) THROUGH JUNE 30, 2015

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015	Nine Months Ended June 30, 2016	Inception (January 16, 2015) to June 30, 2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues:
Professional service revenues	21,500	31,400	$119,000	$73,051
Expense reimbursement	2,765	-	7,522	-
Total Revenues	24,265	31,400	126,522	73,051

Cost of revenues	14,000	24,057	75,500	37,557
Cost of revenues from a related party	2,800	2,650	7,200	2,650
Gross Profit	7,465	4,693	43,822	32,844

Operating expenses:
Stock based compensation	-	-	3,475	-
Depreciation	419	-	1,257	-
General and administrative	20,231	16,658	92,168	18,516
Total operating expenses	20,650	16,658	96,900	18,516

Income (Loss) from operations	(13,185)	(11,965)	(53,078)	14,328

Income (Loss) before taxes	(13,185)	(11,965)	(53,078)	14,328
Income tax (benefit)	-	-	(3,279)	-

Net income (loss) applicable to common shareholders	(13,185)	(11,965)	(49,799)	14,328

Net income (loss) per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted number of shares outstanding -
Basic and diluted	17,347,500	17,000,000	17,241,850	17,000,000

The accompanying notes to financial statements are an integral part of these statements.

GRCR PARTNERS INC
CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED JUNE 30, 2016

						Retained
	Preferred Stock		Common		Paid-In	Earnings	Stockholders'
	Shares	Par Value	Shares	Par Value	Capital	(Deficit)	Equity(Deficit)

Balance September 30, 2015	-	$-	17,000,000	$1,700	$13,300	$16,398	$31,398

Issuance of common stock for services			347,500	35	3,440		3,475
Net loss for period	-	-				(49,799)	(49,799)

Balance June 30, 2016	-	$-	17,347,500	$1,735	$16,740	$(33,401)	$(14,926)

The accompanying notes to financial statements are an integral part of these statements.

GRCR PARTNERS INC
CONDENSED STATEMENT OF CASH FLOW
FOR THE NINE MONTHS ENDED
JUNE 30, 2016 AND FROM INCEPTION (JANUARY 16, 2015)
THROUGH JUNE 30, 2016

	For the nine months ended June 30, 2016	From inception (January 16, 2015) to June 30, 2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	(49,799)	14,328
Adjustments to reconcile net income (loss) to cash (used in) provided by operating activities:

Stock based compensation	3,475	-
Depreciation	1,257	-

Change in operating assets and liabilities:
Accounts receivable	8,972	(10,400)
Prepaid expenses	5,000	-
Accounts payable and accrued expenses	17,003	-
Income tax payable	(3,599)	-
Net cash (used in) provided by operating activities	(17,691)	3,928

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	15,000
Net cash provided by financing activities	-	15,000

NET INCREASE (DECREASE) IN CASH	(17,691)	18,928

CASH AND CASH EQUIVALENTS at beginning of period	18,483	-
CASH AND CASH EQUIVALENTS at end of period	792	18,928

Supplemental disclosure of cash flow information
Cash paid for:
Interest	-	-
Income Taxes	-	-

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

The financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern, which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. Since inception, the Company has a retained deficit of $33,401 and has a working capital deficit of $16,183 at June 30, 2016. We have a limited operating history, we are currently generating revenue, however, our growth is dependent upon achieving sales growth, management of operating expenses and ability of the Company to obtain the necessary financing to fund future obligations and pay liabilities arising from normal business operations when they come due, and upon profitable operations.

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation and Organization

The accompanying financial statements of the Company were prepared from the accounts of the Company under the accrual basis of accounting. The balance sheet at September 30, 2015 was derived from audited financial statements but does not include all disclosures required by accounting principals generally accepted in the United Sates of America. The other information in these condensed financial statements is unaudited but, in the opinion of management, reflects all adjustments necessary for the fair presentation of the results for the periods covered. These financial statements should be read in conjunction with the financial statements and additional information as contained in our Form S-1A for the year ended September 30, 2015.

Cash and Cash Equivalents

For purposes of reporting within the statement of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents. The Company’s cash and cash equivalents are located in a United States bank. The Company does not have any cash equivalents as of June 30, 2016 or September 30, 2015.

Accounts Receivable

The Company’s accounts receivable are derived from direct customers. Collateral is not required for accounts receivable. The Company maintains an allowance for potential credit losses as considered necessary. The Company performs ongoing reviews of all customers that have breached their payment terms or for whom information has become available indicating a risk of non-recoverability. The Company records an allowance for bad debts for specific customers identified as well as an allowance based on its historical collection experience. The Company’s evaluation of the allowance for potential credit losses requires the use of estimates and the actual results may differ from these estimates. At June 30, 2016, the allowance for potential credit losses was $0

Fixed Assets

Office equipment is stated at cost and depreciated over three years using the straight line method of accounting. For the nine months ended June 30, 2016, the company recorded depreciation expense of $1,257.

Revenue Recognition

The Company derives its revenue from the sale of compliance, legal, risk management and management and public reporting consulting services. The Company utilizes written contracts as the means to establish the terms and condition services are sold to customers.

Consulting Services

Because the Company provides its applications as services, it follows the provisions of Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition. The Company recognizes revenue when all of the following conditions are met:

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

Net Income (Loss) per Common Share

Basic income (loss) per share is computed by dividing the net income (loss) attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted income per share is computed similar to basic income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the period ended June 30, 2016.

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

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of June 30, 2016 the carrying value of accounts receivable, accounts payable-trade and accrued liabilities approximated fair value due to the short-term nature and maturity of these instruments.

Customer Concentration Disclosure.

For the three months ended June 30, 2016, two customers make up 100% of our gross revenue. They represent 94% and 6% respectively. For the nine months ended June 30, 2016, three customers made up 78% of our gross revenue, they represent 28%, 26% and 24% respectively. One customers made up 100% of our accounts receivable balance as of June 30, 2016.

Stock-Based Compensation

Stock compensation arrangements with non-employee service providers are accounted for in accordance ASC 505-50 Equity-Based Payments to Non-Employees, using a fair value approach. For the nine month period ended June 30, 2016 the Company recorded $3,475 in stock-based compensation.

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of June 30, 2016 and cumulative expenses from inception. Actual results could differ from those estimates made by management.

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

In May 2014, the Financial Accounting Standard Board Issued Accounting Standards Codification Update Non 2014-09 Revenue from Contracts with Customers (Topic 616). The amendment for a public entity, effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. A public entity is an entity that is any one of the following: (1) a public business entity, (2) a not-for-profit entity that has issued, or is a conduit bond obligor for, securities that are traded, listed, or quoted on an exchange or an over-the-counter market, (3) an employee benefit plan that files or furnishes financial statements to the SEC.

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

4. Income Taxes

The provision for income taxes for the three and nine months ended June 30, 2016 was as follows (assuming a 15%, and 3% effective tax rate for federal and state taxes, respectively):

	For the three months ended June, 2016	For the nine months ended June 30, 2016

Tax Provision (Benefit):
Current Federal-State	-	-
Deferred Tax Benefit	2,373	8,964
Change in valuation allowance	(2,373)	(8,964)
Total tax provision (benefit)	-	-

The Company recorded no deferred income tax asset or liability as of June 30, 2016. The loss carry-forward benefit is $6,012, however, the company has offset that with a valuation allowance.

The Company did not identify any material uncertain tax positions. The Company did not recognize any interest or penalties for unrecognized tax benefits.

The federal income tax returns of the Company are subject to examination by the IRS, generally for three years after they are filed. All returns since inception are still subject to examination.

5. Related Party Loans and Transactions

The Company has paid the sole shareholder, officer and director $2,800 and $7,200 for the three and nine month periods ended June 30, 2016. Such amounts were for professional services performed and have been included in the cost of revenue line as related party costs. The Company has no formal contract in place with its sole officer and director.

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

-      Increase efforts to acquire new clients. We plan to do internet marketing that might include, search engine marketing, blogging, social media, affiliated marketing, organic and paid for search engine optimization. We may also employ certain traditional marketing tactics, including, mail, phone calls, content development, industry networking and direct selling. We plan to issue our first Internet marketing campaign in the 1st quarter of 2017.

-     Expand our target customer base into other industry categories. We expect to begin these efforts during the 1st quarter of 2017

Results of Operations

Summary of Key Results

For the unaudited three month periods ending June 30, 2016 and 2015

Revenues and Cost of Revenues

Total revenue for the three months ended June 30, 2016 and 2015 was $24,265 versus $31,400, respectively. Revenues are from professional services.

Cost of revenues for the three months ended June 30, 2016 and 2015 was $16,800 versus $26,707, respectively.   Cost of revenue included payment to third party independent contractors plus $2,800 and $2,650 paid to a related party for the three months ended June 30, 2016 and 2015, respectively.

Operating Expenses

Total operating expenses for the three months ended June 30, 2016 and 2015 was $20,650 versus $16,658, respectively. The increase was primarily due to increase professional services fees and included $419 in depreciation expense for the three months ended June 30, 2016.

For the unaudited nine month periods ending June 30, 2016 and since inception (January 16, 2015) to June 30, 2015.

Revenues and Cost of Revenues

Total revenue for the nine months ended June 30, 2016 was $126,522 versus $73,051 from inception (January 16, 2015) to June 30, 2015. Revenues are from professional services.

Cost of revenues for the nine months ended June 30, 2016 was $82,700 versus $40,207 for the period from inception (January 16, 2015) to June 30, 2015.   Cost of revenue included payment to third party independent contractors plus $7,200 paid to a related party for the nine months ended June 30, 2016 and $2,650 for the period from inception (January 16, 2015) to June 30, 2015.

Operating Expenses

Total operating expenses for the nine months ended June 30, 2016 was $96,900 versus $18,516 for the period from inception (January 16, 2015) through June 30, 2015. The increase was primarily due to increase professional services fees and included $1,257 in depreciation expense for the nine months ended June 30, 2016. The Company also recorded $3,475 in stock-based compensation for the nine months ended June 30, 2016

Liquidity and Capital Resources

As of June 30, 2016

Since inception on January 16, 2015, the Company had a cumulative net loss of $33,401 and we have a working capital deficit of $16,183 at June 30, 2016. While we have a limited operating history, currently as mentioned above, we are generating revenue, however, our future growth in dependent upon achieving sales growth, management of operating expenses and ability of the Company to obtain the necessary financing to fund future obligations, and upon profitable operations.

Historically, we have financed our cash flow and operations from the initial contribution of our majority shareholder and cash flow from operations. On January 16, 2015, we issued 17,000,000 shares to our majority shareholder and director for a total equity investment of $15,000.

Since our inception (January 16, 2015) through June 30, 2016, we have generated total revenues of $236,697. As of June 30, 2016, our cash balance was $792. We believe we will require a minimum of $50,000 in additional cash over the next 12 months to pay for the remainder of our total offering costs, maintain our regulatory reporting and filings and cover our operations costs. Should our revenues not increase as expected and if our costs and expenses prove to be greater than we currently anticipate, or should we change our current business plan in a manner that will increase or accelerate our anticipated costs and expenses, the depletion of our working capital would be accelerated. In the event that our revenues from operations are insufficient to meet our working capital needs, our major shareholder, Sean Conrad. has indicated that he may be willing to provide funds required to maintain the reporting status in the form of a non-secured loan for the next twelve months as the expenses are incurred if no other proceeds are obtained by the Company. However, there is no contract in place or written agreement securing this agreement. Management believes if the Company cannot maintain its reporting status with the SEC it will have to cease all efforts directed towards the Company. As such, any investment previously made would be lost in its entirety.

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

Consulting Services

Because the Company provides its applications as services, it follows the provisions of Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition. The Company recognizes revenue when all of the following conditions are met:

●	there is persuasive evidence of an arrangement;
●	the service has been provided to the customer;
●	the collection of the fees is reasonably assured; and
●	the amount of fees to be paid by the customer is fixed or determinable.

The Company recognizes revenue as services are performed or monthly based upon contract terms. Contracts may either be for a specific project or a monthly recurring fee.

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

GRCR Partners Inc

Dated: August 12, 2016	By:	//Sean Conrad
Sean Conrad
Chief Executive Officer, Chief Accounting Officer & Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date
//Sean Conrad Sean Conrad	Chief Executive Officer, Chief Accounting Officer & Chairman	August 12, 2016