Form 10-K
period 2016-09-30
GRCR Partners Inc
filed 2017-01-13
CIK 1661600

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2016 or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________to ____________________

333-208814
Commission file number

GRCR Partners Inc.
(Exact name of registrant as specified in its charter)

Delaware	47-2847446
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1771 Post Rd East #178 Westport CT	06880
(Address of principal executive offices)	(Zip Code)

317.468.2779
Registrant’s telephone number, including area code

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, par value $0.0001

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
Large accelerated filter ☐	Accelerated filter ☐
Non-accelerated filter ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Non-accelerated filter (Do not check if a smaller reporting company) Smaller reporting company Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __ No X
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding January 13, 2017
Common Stock, $0.001 par value per share	2,926,500 shares

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve a number of risks and uncertainties. Although our forward-looking statements reflect the good faith judgment of our management, these statements can be based only on facts and factors of which we are currently aware. Consequently, forward-looking statements are inherently subject to risks and uncertainties. Actual results and outcomes may differ materially from results and outcomes discussed in the forward-looking statements.

Forward-looking statements can be identified by the use of forward-looking words such as “may,” “will,” “should,” “anticipate,” “believe,” “expect,” “plan,” “future,” “intend,” “could,” “estimate,” “predict,” “hope,” “potential,” “continue,” or the negative of these terms or other similar expressions. These statements include, but are not limited to, statements under the captions “Risk Factors,” “Management’s Discussion and Analysis or Plan of Operation” and “Description of Business,” as well as other sections in this report. Such forward-looking statements are based on our management’s current plans and expectations and are subject to risks, uncertainties and changes in plans that may cause actual results to differ materially from those anticipated in the forward-looking statements. You should be aware that, as a result of any of these factors materializing, the trading price of our common stock may decline. These factors include, but are not limited to, the following:

●	the availability and adequacy of capital to support and grow our business;
●	economic, competitive, business and other conditions in our local and regional markets;
●	actions taken or not taken by others, including competitors, as well as legislative, regulatory, judicial and other governmental authorities;
●	competition in our industry;
●	Changes in our business and growth strategy, capital improvements or development plans;
●	the availability of additional capital to support development; and
●	other factors discussed elsewhere in this annual report.

The cautionary statements made in this annual report are intended to be applicable to all related forward-looking statements wherever they may appear in this report.

We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly update any forward looking-statements, whether as a result of new information, future events or otherwise.

PART I

Item 1. Business.

GRCR Partners Inc. (the “Company”, “Our” or “We”) was formed on January 16, 2015 under the laws of the State of Delaware. We are a provider of corporate governance, risk management, compliance and regulatory reporting (“GRCR”) solutions for businesses (“GRCR Solutions”). Our offices are located at 1771 Post Rd East #178, Westport CT 06880. Our telephone number is 212-602-1437 and our website is www.grcrpartners.com

Currently, we provide GRCR Solutions through professional consulting services on a project-based fee arrangement. We deliver our services following our proprietary compliance architecture methodology. The skilled application of the fundamental principles governing compliance and risk management is what we call compliance architecture. We are building-out our Compliance Architecture Platform (“CAP”) to be an automated GRCR management tool that streamlines the process of GRCR for businesses. We believe that by combining expert consulting and GRCR software tools, we will help clients cost effectively build and maintain GRCR programs that reduce day-to-day and long term risks in their work environment.

Item 1A. Risk Factors.

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

We do not own any real estate or other properties.

Item 3. Legal Proceedings

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

No director, officer, or affiliate of the issuer and no owner of record or beneficiary of more than 5% of the securities of the issuer, or any security holder is a party adverse to the small business issuer or has a material interest adverse to the small business issuer.

Item 4. Submission of Matters to a Vote of Security Holders

None

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

There is presently no established public trading market for our shares of common stock.

Holders of Our Common Stock

As of the date of filing we had 32 shareholders of our common stock.

Stock Option Grants

To date, we have not granted any stock options.

Transfer Agent and Registrar

As of the date of filing we do not have a transfer agent.

Dividends

Since inception we have not paid any dividends on our common stock. We currently do not anticipate paying any cash dividends in the foreseeable future on our common stock. Although we intend to retain our earnings, if any, to finance the exploration and growth of our business, our Board of Directors will have the discretion to declare and pay dividends in the future. Payment of dividends in the future will depend upon our earnings, capital requirements, and other factors, which our Board of Directors may deem relevant.

Recent Sales of Unregistered Securities

On October 13, 2016 the Company closed out its public offering. The company raised $36,900 and issued 369,000 shares at a price of $0.10. As part of the closing the Company deregistered 2,131,000 shares.

Stock-Based Compensation

On December 23, 2015, the Board of Directors approved an agreement with legal counsel for the Company which included; the issuance of 347,500 shares of common stock and the total payment of $15,000 to counsel for services rendered through the date the Company’s S-1 filing is declared effective. For the year ended September 30, 2016 the Company recorded $3,475 in stock-based compensation.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

We are an emerging growth company as defined in Section 2(a)(19) of the Securities Act. We will continue to be an emerging growth company until: (i) the last day of our fiscal year during which we had total annual gross revenues of $1,000,000,000 or more; (ii) the last day of our fiscal year following the fifth anniversary of the date of the first sale of our common stock pursuant to an effective registration statement under the Securities Act; (iii) the date on which we have, during the previous 3-year period, issued more than $1,000,000,000 in non-convertible debt; or (iv) the date on which we are deemed to be a large accelerated filer, as defined in Section 12b-2 of the Exchange Act.

As an emerging growth company, we are exempt from:
●
Sections 14A(a) and (b) of the Exchange Act, which require companies to hold stockholder advisory votes on executive compensation and golden parachute compensation;
●
The requirement to provide, in any registration statement, periodic report or other report to be filed with the Securities and Exchange Commission (the “Commission” or “SEC”), certain modified executive compensation disclosure under Item 402 of Regulation S-K or selected financial data under Item 301 of Regulation S-K for any period before the earliest audited period presented in our initial registration statement;
●
Compliance with new or revised accounting standards until those standards are applicable to private companies;
●
The requirement under Section 404(b) of the Sarbanes-Oxley Act of 2002 to provide auditor attestation of our internal controls and procedures; and
●
Any Public Company Accounting Oversight Board (“PCAOB”) rules regarding mandatory audit firm rotation or an expanded auditor report, and any other PCAOB rules subsequently adopted unless the Commission determines the new rules are necessary for protecting the public.

We have elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(1) of the Jumpstart Our Business Startups Act.

We are also a smaller reporting company as defined in Rule 12b-2 of the Exchange Act. As a smaller reporting company, we are not required to provide selected financial data pursuant to Item 301 of Regulation S-K, nor are we required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002. We are also permitted to provide certain modified executive compensation disclosure under Item 402 of Regulation S-K.

This form 10-K contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  For this purpose any statements contained in this Form 10-K that are not statements of historical fact may be deemed to be forward-looking statements.  Without limiting the foregoing, words such as “may”, “will”, “expect”, “believe”, “anticipate”, “estimate” or “continue” or comparable terminology are intended to identify forward-looking statements.  These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within our control.  These factors include by are not limited to economic conditions generally and in the industries in which we may participate; competition within our chosen industry, including competition from much larger competitors; technological advances and failure to successfully develop business relationships.

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

Our Opportunity

We believe corporate governance, risk management, compliance and regulatory reporting has become a growing operational and financial burden, limiting a company’s ability to keep pace with business growth goals and objectives. We believe that to close that gap clients need to utilize the efficiencies driven through technology automation and the use of third-party subject-matter-experts and GRCR service providers. We believe that by combining these solutions in one easy to use platform allows us an opportunity to step in to meet a significant need for the cost-effective development and maintenance of a business’s GRCR program.

Over the next twelve months we plan to;

-      Continue to standardize the processes of how our consulting services are provided. This is important to allow us to efficiently scale our operations with increased revenue. We anticipate this to be completed by the end of the third calendar quarter of 2017 at an estimated cost of $15,000.

-      Increase efforts to acquire new clients. We plan to do internet marketing that might include, search engine marketing, blogging, social media, affiliated marketing, organic and paid for search engine optimization. We may also employ certain traditional marketing tactics, including, mail, phone calls, content development, industry networking and direct selling. We plan to issue our first Internet marketing campaign in the third calendar quarter of 2017.

-     Expand our target customer base into other industry categories. We expect to begin these efforts during the second quarter 2017 at an estimated cost of $10,000 per industry segment.

    -     Complete version 2.0 of our CAP platform which is anticipated to occur during the third quarter of 2017.   We estimate the cost to complete our first version of the CAP platform to be approximately $15,000.   Additional features and functionality of the platform beyond version 1.0 could cost up to an additional $15,000.

Results of Operations

Summary of Key Results

For the audited year ending September 30, 2016 and for the period from inception (January 16, 2015) to September 30, 2015

Revenues and Cost of Revenues

Total revenue for the year ended September 30, 2016 and for the period from inception (January 16, 2015) to September 30, 2015, was $137,522 versus $110,175, respectively. Revenues are from professional services.

Cost of revenue for the year ended September 30, 2016 and for the period from inception (January 16, 2015) to September 30, 2015, was $89,570 versus $57,207, respectively.   Cost of revenue included payment to third party independent contractors plus $8,870 and $4,650 paid to a related party for the year ended September 30, 2016 and for the period from inception (January 16, 2015) to September 30, 2015, respectively. Gross margins decreased from 48.1% to 34.9% for the period from inception (January 15, 2015) to September 30, 2015 versus the year ended September 30, 2016, respectively. The decrease was the extra use of third party independent contractors,

Operating Expenses

Total operating expenses for the year ended September 30, 2016 and for the period from inception (January 16, 2015) to September 30, 2015, was $123,142 versus $32,971, respectively. The increase was primarily due to increase professional services fees and included depreciation expense of $1,676 and $1,257 for the year ended September 30, 2016 and for the period from inception (January 16, 2015) to September 30, 2015, respectively. The Company also recorded $3,475 in stock-based compensation for the year ended September 30, 2016. Operating expenses included payments of $4,200 and $0 to a related party for the year ended September 30, 2016 and for the period from inception (January 16, 2015) to September 30, 2015, respectively.

Liquidity and Capital Resources

As of September 30, 2016

Since inception on September 30, 2016, the Company had a cumulative net loss of $55,513 and we have a working capital deficit of $1,475 at September 30, 2016. While we have a limited operating history, currently as mentioned above, we are generating revenue, however, our future growth in dependent upon achieving sales growth, management of operating expenses and ability of the Company to obtain the necessary financing to fund future obligations, and upon profitable operations.

Historically, we have financed our cash flow and operations from the initial contribution of our majority shareholder and cash flow from operations. On January 16, 2015, we issued 17,000,000 shares to our majority shareholder and director for a total equity investment of $15,000.

Since our inception (January 16, 2015) through September 30, 2016, we have generated total revenues of $247,697. As of September 30, 2016, our cash balance was $13,973. We believe we will require a minimum of $50,000 in additional cash over the next 12 months to pay for the remainder of our total offering costs, maintain our regulatory reporting and filings and cover our operations costs. Should our revenues not increase as expected and if our costs and expenses prove to be greater than we currently anticipate, or should we change our current business plan in a manner that will increase or accelerate our anticipated costs and expenses, the depletion of our working capital would be accelerated. In the event that our revenues from operations are insufficient to meet our working capital needs, our major shareholder, Sean Conrad. has indicated that he may be willing to provide funds required to maintain the reporting status in the form of a non-secured loan for the next twelve months as the expenses are incurred if no other proceeds are obtained by the Company. However, there is no contract in place or written agreement securing this agreement. Management believes if the Company cannot maintain its reporting status with the SEC it will have to cease all efforts directed towards the Company. As such, any investment previously made would be lost in its entirety.

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

Off-Balance Sheet Arrangements

We had no outstanding derivative financial instruments, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. We do not engage in trading activities involving non-exchange traded contracts.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 8. Financial Statements and Supplementary Data.

GRCR PARTNERS INC

FINANCIAL STATEMENTS

FOR THE YEAR ENDED SEPTEMBER 30, 2016 AND INCEPTION (JANUARY 16, 2015) TO SEPTEMBER 30, 2015

GRCR PARTNERS INC

INDEX TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2016

REPORT OF REGISTERED INDEPENDENT AUDITORS

To the Board of Directors and
Stockholders of GRCR Partners, Inc.

We have audited the accompanying balance sheet of GRCR Partners, Inc. as of September 30, 2016 and 2015, and the related statement of operations, stockholders’ equity, and cash flows for the period for the year ended September 30, 2016 and for the period from January 16, 2015 (date of inception) through September 30, 2015. GRCR Partners, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GRCR Partners, Inc. as of September 30, 3016 and 2015, and the results of its operations and its cash flows for the year ended September 30, 2016 and the period from January 16, 2015 (date of inception) through September 30, 2015 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully discussed in Note 1 to the financial statements, the Company has a limited operating history and its continued growth is dependent upon obtaining additional financing to fund future obligations and pay liabilities arising from normal business operations. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Rosenberg Rich Baker Berman & Company

Somerset, New Jersey
January 13, 2017

GRCR PARTNERS INC
BALANCE SHEETS
AS OF SEPTEMBER 30, 2016 AND 2015

ASSETS
	9/30/16	9/30/15
CURRENT ASSETS:
Cash or cash equivalents	$13,973	$18,483
Accounts receivable, net	-	10,000
Prepaid expense	-	5,000
TOTAL CURRENT ASSETS	13,973	33,483

Fixed assets, net	838	2,514
TOTAL ASSETS	$14,811	$35,997

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$15,129	$1,000
Accrued taxes	320	3,599
TOTAL CURRENT LIABILITIES	15,449	4,599

TOTAL LIABILITIES	15,449	4,599

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $.0001 par value, 15,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $.0001 par value, 500,000,000 shares authorized,
17,347,500 and 17,000,000 shares issued and outstanding,
as of September 30, 2016 and September 30, 2015	1,735	1,700
Additional paid-in capital	16,740	13,300
Common stock subscribed	36,400	-
Retained earnings (deficit)	(55,513)	16,398
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(638)	31,398
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$14,811	$35,997

The accompanying notes to financial statements are an integral part of these statements.

GRCR PARTNERS INC
STATEMENT OF OPERATIONS
FOR THE YEAR ENDED SEPTEMBER 30, 2016 AND SINCE INCEPTION (JANUARY 16, 2015) TO SEPTEMBER 30, 2015

	Year Ended September 30, 2016	From Inception (January 16, 2015) to September 30, 2015

Revenues:
Professional service revenues	$130,000	$108,050
Expense reimbursement	7,522	2,125
Total Revenues	137,522	110,175

Cost of revenues	80,700	52,557
Cost of revenues from a related party	8,870	4,650
Gross Profit	47,952	52,968

Operating expenses:
Stock based compensation	3,475	-
Depreciation	1,676	1,257
General and administrative	113,791	31,714
General and administrative costs from a related party	4,200	-
Total operating expenses	123,142	32,971

Income (Loss) from operations	(75,190)	19,997

Income (Loss) before taxes	(75,190)	19,997
Current income tax expense(benefit)	(3,279)	3,599
Deferred income expense (benefit)	-	-
Income tax (benefit)	(3,279)	3,599

Net income (loss) applicable to common shareholders	(71,911)	16,398

Net income (loss) per share - basic and diluted	$(0.00)	$(0.00)

Weighted number of shares outstanding -
Basic and diluted	17,268,479	17,000,000

The accompanying notes to financial statements are an integral part of these statements.

GRCR PARTNERS INC
STATEMENT OF STOCKHOLDERS' EQUITY(DEFICIT)
FOR THE YEAR ENDED SEPTEMBER 30, 2016 AND FROM INCEPTION (JANUARY 16, 2015) TO SEPTEMBER 30, 2015

						Common	Retained
	Preferred Stock		Common		Paid-In	Stock	Earnings	Stockholders'
	Shares	Par Value	Shares	Par Value	Capital	Subscribed	(Deficit)	Equity(Deficit)

Balance at Inception, January 16, 2015	-	$-	0	$-	$-	$-	$-	$-

Issuance of common stock			17,000,000	1,700	13,300			15,000
Net income for period	-	-					16,398	16,398
	-	-
Balance September 30, 2015	-	$-	17,000,000	$1,700	$13,300	$-	$16,398	$31,398

Issuance of common stock for services			347,500	35	3,440			3,475
Common stock subscribed						36,400		36,400
Net loss for period	-	-					(71,911)	(71,911)

Balance September 30, 2016	-	$-	17,347,500	$1,735	$16,740	$36,400	$(55,513)	$(638)

The accompanying notes to financial statements are an integral part of these statements.

GRCR PARTNERS INC
STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED SEPTEMBER 30, 2016 AND FROM INCEPTION
(JANUARY 16, 2015) TO SEPTEMBER 2015

	For the year ended September 30, 2016	From inception (January 16, 2015) to September 30, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(71,911)	$16,398
Adjustments to reconcile net income(loss) to cash (used in) provided by operating activities:

Stock based compensation	3,475	-
Depreciation	1,676	1,257

Change in operating assets and liabilities:
Accounts receivable	10,000	(10,000)
Prepaid expenses	5,000	(5,000)
Accounts payable and accrued expenses	14,129	1,000
Income tax payable	(3,279)	3,599
Net cash (used in) provided by operating activities	(40,910)	7,254

CASH FLOW FROM INVESTING ACTIVITIES:
Equipment purchases	-	(3,771)
Net cash (used in) investing activities	-	(3,771)

CASH FLOW FROM FINANCING ACTIVITIES:
Common stock subscribed	36,400	-
Proceeds from issuance of common stock	-	15,000
Net cash provided by financing activities	36,400	15,000

NET INCREASE (DECREASE) IN CASH	(4,510)	18,483

CASH AND CASH EQUIVALENTS at beginning of period	18,483	-
CASH AND CASH EQUIVALENTS at end of period	$13,973	$18,483

Supplemental disclosure of cash flow information
Cash paid for:
Interest	-	-
Income Taxes	-	-

The accompanying notes to financial statements are an integral part of these statements.

GRCR PARTNERS INC
NOTES TO FINANCIAL STATEMENTS

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

The financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern, which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. Since inception, the Company has a retained deficit of $55,513 and has a working capital deficit of $1,476 at September 30, 2016. We have a limited operating history, we are currently generating revenue, however, our growth is dependent upon achieving sales growth, management of operating expenses and ability of the Company to obtain the necessary financing to fund future obligations and pay liabilities arising from normal business operations when they come due, and upon profitable operations.

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

Note 2. Summary of Significant Accounting Policies

Cash and Cash Equivalents

For purposes of reporting within the statement of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents. The Company’s cash and cash equivalents are located in a United States bank. The Company does not have any cash equivalents as of September 30, 2016 or September 30, 2015.

Accounts Receivable

The Company’s accounts receivable are derived from direct customers. Collateral is not required for accounts receivable. The Company maintains an allowance for potential credit losses as considered necessary. The Company performs ongoing reviews of all customers that have breached their payment terms or for whom information has become available indicating a risk of non-recoverability. The Company records an allowance for bad debts for specific customers identified as well as an allowance based on its historical collection experience. The Company’s evaluation of the allowance for potential credit losses requires the use of estimates and the actual results may differ from these estimates. At September 30, 2016, the allowance for potential credit losses was $0

Fixed Assets

Office equipment is stated at cost and depreciated over three years using the straight line method of accounting. For the year end September 30, 2016, and for the period from inception (January 16, 2015) to September 30, 2015 the Company recorded depreciation expense of $1,676 and $1,257, respectively.

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

Net Income (Loss) per Common Share

Basic income (loss) per share is computed by dividing the net income (loss) attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted income per share is computed similar to basic income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the period ended September 30, 2016.

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

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of September 30, 2016 the carrying value of accounts receivable, accounts payable-trade and accrued liabilities approximated fair value due to the short-term nature and maturity of these instruments.

Customer Concentration Disclosure.

For the year ended September 30, 2016, three customers make up 79% of our gross revenue. They represent 31%, 26% and 22% respectively. For the period from inception (January 16, 2016) to September 30, 2015, two customers made up 86% of our gross revenue, they represent 43% and 43% respectively. Two customers made up 100% of our accounts receivable balance as of September 30, 2015, each representing 50%.

Stock-Based Compensation

Stock compensation arrangements with non-employee service providers are accounted for in accordance ASC 505-50 Equity-Based Payments to Non-Employees, using a fair value approach. For the year ended September 30, 2016 the Company recorded $3,475 in stock-based compensation.

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of September 30, 2016 and cumulative expenses from inception. Actual results could differ from those estimates made by management.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers which modifies how all entities recognize revenue and various other revenue accounting standards for specialized transactions and industries. This update is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14, which deferred the effective date of the ASU to fiscal years beginning after December 15, 2017, and interim periods within those fiscal years.  The Company is currently evaluating the possible impact of ASU 2014-15, but does not anticipate that it will have a material impact on the Company's consolidated financial statements.

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

On December 23, 2015, the Board of Directors approved an agreement with legal counsel for the Company which included; the issuance of 347,500 shares of common stock and the total payment of $15,000 to counsel for services rendered through the date the Company’s S-1 filing is declared effective. The $15,000 will be paid the sooner of any combination of; (i) the sum of $500 per month commencing November 1, 2015, (ii) the first use of proceeds from the S-1 offering, or (iii) the change of control of the Company. We are required to estimate the fair value of the common stock underlying our stock compensation. The fair value of the common stock underlying the stock awards to counsel was determined by our board of directors, with input from management at a proce of $0.01. We believe that our board of directors has the relevant experience and expertise to determine the fair value of our common stock. In the absence of a public trading market, our board of directors, with input from management, exercised significant judgment and considered numerous subjective and objective factors.

4. Income Taxes

The provision for income taxes for the year ended September 30, 2016 and since inception (January 16, 2015) to September 30, 2015 was as follows (assuming a 15%, and 3% effective tax rate for federal and state taxes, respectively):

	For the year ended September 30, 2016	From inception (January 16, 2015) to September 30, 2015

Tax Provision (Benefit):
Current Federal-State	(3,279)	3,599
Deferred Tax Benefit	(9,992)	-
Change in valuation allowance	9,992	-
Total tax provision (benefit)	(3,279)	3,599

The Company had deferred income tax benefit as September 30 2016 as follows:

Loss carry-forwards		$(9,992)
Less - valuation allowance		9,992

Total net deferred tax assets		$-

The Company has net operating losses of $55,513 to carry-forward that expire in 2036.

The Company did not identify any material uncertain tax positions. The Company did not recognize any interest or penalties for unrecognized tax benefits.

The federal income tax returns of the Company are subject to examination by the IRS, generally for three years after they are filed. All returns since inception are still subject to examination.

5. Related Party Loans and Transactions

The Company has paid the sole shareholder, officer and director $13,070 and $4,650 for the year ended September 30, 2016 and for the period since inception (January 16, 2015) to September 30, 2016, respectively. Such amounts were for professional services and general management expenses and have been included in the cost of revenue and general and administrative related party costs. For the year ended September 30, 2016 and for the period from inception (January 16, 2015) to September 30, 2015, the Company allocated such costs between cost of revenue $8,870 and $4,650, and $4,200 and $0, general and administrative expenses respectively. The Company has no formal contract in place with its sole officer and director and no monies where owed as of September 30, 2016.

6. Subsequent Events

On October 13, 2016 the Company closed out its public offering. The Company raised $36,900 and issued 369,000 shares at a price of $0.10.

On November 1, 2016 the Company’s majority shareholder and counsel retired 14,495,000 and 295,000 shares , respectively. Post the retirement the majority shareholder had 2,505,000 shares, and counsel had 52,500 shares, representing 85.6% and 1.8% of the Company, respectively.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of our Annual Report on Form 10-K, an evaluation was carried out by management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act) as of September 30, 2016. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

During evaluation of disclosure controls and procedures as of September 30, 2016 conducted as part of our annual audit and preparation of our annual financial statements, management conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures and concluded that our disclosure controls and procedures were not effective. Management determined that at September 30, 2016, we had a material weakness that relates to the relatively small number of employees who have bookkeeping and accounting functions and therefore prevents us from segregating duties within our internal control system.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for the preparation and fair presentation of the financial statements included in this annual report. The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and reflect management’s judgment and estimates concerning effects of events and transactions that are accounted for or disclosed.

Management is also responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting includes those policies and procedures that pertain to our ability to record, process, summarize and report reliable data. Management recognizes that there are inherent limitations in the effectiveness of any internal control over financial reporting, including the possibility of human error and the circumvention or overriding of internal control. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement presentation. Further, because of changes in conditions, the effectiveness of internal control over financial reporting may vary over time.

In order to ensure that our internal control over financial reporting is effective, management regularly assesses controls and did so most recently for its financial reporting as of September 30, 2016. This assessment was based on criteria for effective internal control over financial reporting described in the Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this assessment, management has concluded that, as of September 30, 2016, we had a material weakness that relates to the relatively small number of employees who have bookkeeping and accounting functions and therefore prevents us from segregating duties within our internal control system. The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews.

This annual report filed on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Item 9B. Other Information.

None
PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth the name and age of officers and director as of the date hereof. Our executive officers are elected annually by our board of directors. Our executive officers hold their offices until they resign, are removed by the Board, or his successor is elected and qualified.

Our management consists of:

Name	Age	Title

Sean Conrad	35	Chairman, Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer)

Mr. Conrad has served as our President, Sole Director, CFO, CEO since our inception (January 16, 2015).   Mr. Conrad has been involved in the insurance and risk management advisory business for over 15 years. From 2009 through today, Mr. Conrad has spent most of his time advising businesses and individuals on risk management. During that time, Mr. Conrad has been a registered insurance agent whose responsibilities included business development, recruiting, client services and chief operating officer.

Board of Directors
The minimum number of directors we are authorized to have is one and the maximum is three.  In no event may we have less than one director. Although we anticipate appointing additional directors in the future, as of the date hereof we have one director, Mr. Sean Conrad. We considered Mr. Conrad’s prior insurance and risk management consulting experience were important factors in concluding that he was qualified to serve as one of our directors.
Directors on our Board of Directors are elected for one-year terms and serve until the next annual security holders’ meeting or until their death, resignation, retirement, removal, disqualification, or until a successor has been elected and qualified. All officers are appointed annually by the Board of Directors and serve at the discretion of the Board. Currently, directors receive no compensation for their services on our Board.

All directors will be reimbursed by us for any accountable expenses incurred in attending directors meetings provided that we have the resources to pay these fees. We will consider applying for officers and directors liability insurance at such time when we have the resources to do so.

Committees of the Board of Directors

Concurrent with having sufficient members and resources, our Board of Directors intends to establish an audit committee and a compensation committee. The audit committee will review the results and scope of the audit and other services provided by the independent auditors and review and evaluate the system of internal controls. The compensation committee will review and recommend compensation arrangements for the officers and employees. No final determination has yet been made as to the memberships of these committees or when we will have sufficient members to establish committees. We believe that we will need a minimum of three independent directors to have effective committee systems.

As of the date hereof, we have not established any Board committees.

Family Relationships

No family relationship exists between any director, executive officer, or any person contemplated to become such.

Director Independence

We currently do not have any independent directors serving on our board of directors.

Possible Potential Conflicts

The OTCBB on which we plan to have our shares of common stock quoted does not currently have any director independence requirements.

No member of management will be required by us to work on a full time basis. Accordingly, certain conflicts of interest may arise between us and our officer(s) and director(s) in that they may have other business interests in the future to which they devote their attention, and they may be expected to continue to do so although management time must also be devoted to our business. As a result, conflicts of interest may arise that can be resolved only through their exercise of such judgment as is consistent with each officer's understanding of his/her fiduciary duties to us.

Currently we have only one officer and one director (both of whom are the same person), and will seek to add additional officer(s) and/or director(s) as and when the proper personnel are located and terms of employment are mutually negotiated and agreed, and we have sufficient capital resources and cash flow to make such offers.

We cannot provide assurances that our efforts to eliminate the potential impact of conflicts of interest will be effective.

Involvement in Certain Legal Proceedings

None of our directors or executive officers has, during the past ten years:

●
has had any bankruptcy petition filed by or against any business of which he was a general partner or executive officer, either at the time of the bankruptcy or within two years prior to that time;
●
been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);
●
been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities, futures, commodities or banking activities;
●
been found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;
●
been subject or a party to or any other disclosable event required by Item 401(f) of Regulation S-K.

Code of Business Conduct and Ethics

We currently do not have a Code of Business Conduct and Ethics.

Item 11. Executive Compensation.

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table presents summary information regarding the total compensation awarded to, earned by, or paid to each of the named executive officers for services rendered:
Name and principal position (a)	YePeriod	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Sean Conrad CEO, CFO and Director	Inception (January 16, 2015) to September 30, 2015	4,650	-	-	-	-	-	-	-
	Year ended September 30, 2016	13,070	-	-	-	-	-	-	-

Other than as set forth in the table above, there has been no cash or non-cash compensation awarded to, earned by or paid to any of our officers and directors since inception.  We do not intend to pay salaries in the next twelve months.   We do not currently have a stock option plan, non-equity incentive plan or pension plan.

Director Compensation

Our directors will not receive a fee for attending each board of directors meeting or meeting of a committee of the board of directors. All directors will be reimbursed for their reasonable out-of-pocket expenses incurred in connection with attending board of director and committee meetings.

Employment Agreement

There is no formal employment arrangement with Mr. Conrad at this time. As the date of this filing we have no permanent staff other than our President, Sean Conrad who is employed elsewhere and has the flexibility to work on the Company up to 10 hours per week. He is prepared to devote more time to our operations as may be required and as our finances permit. Mr. Conrad’s compensation has not been fixed or based on any percentage calculations. He will make all decisions determining the amount and timing of his compensation and, for the immediate future, has elected not to receive any compensation which permits us to meet our financial obligations. Mr. Conrad’s compensation amount may be formalized if and when the Company obtains future financing beyond the offering or if the Company generates sufficient cash flow to support his salary. Until such time, Mr. Conrad will be paid for select client delivery or other management services provided.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

We had 17,347,500 shares of common stock outstanding which are held by two shareholders. The chart below sets forth the ownership, or claimed ownership, of certain individuals and entities. This chart discloses those persons known by the board of directors to have, or claim to have, beneficial ownership of more than 5% of the outstanding shares of our common stock as of September 30 2016; of all directors and executive officers of GRCR; and of our directors and officers as a group.

Name	Number of Shares(1)	% Ownership

SCM Holdings II, LLC (2)	17,000,000	98%
All officers and directors	17,000,000	98%

(1)
The percent of common stock owned is calculated using the sum of (A) the number of shares of common stock owned and (B) the number of warrants and options of the Beneficial Owner that are exercisable within 60 days, as the numerator, and the sum of (Y) the total number of shares of common stock outstanding (and the number of warrants and options of the Beneficial Owner that are exercisable within 60 days, as the denominator.

(2)	Mr. Conrad is the sole officer and director of the Company. His address is the address of the Company

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Presently, our sole officer and director provides office space to the Company for no charge. However, we do not have a written lease agreement. Our mailing address is 1771 Post Rd East #178, Westport CT 06880.

On January 17, 2015, the Company issued 17,000,000 shares of its common stock to its sole officer and director, Mr. Sean Conrad, in exchange for the sum of $15,000 and for certain services rendered by Mr. Conrad during the formation and organization of the Company.

Except as set forth above, none of the following persons has any direct or indirect material interest in any transaction to which we are a party since our incorporation or in any proposed transaction to which we are proposed to be a party:

(A)	Any of our directors or officers;
(B)	Any proposed nominee for election as our director;
(C)	Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our common stock; or
(D)
Any relative or spouse of any of the foregoing persons, or any relative of such spouse, who has the same house as such person or who is a director or officer of any parent or subsidiary of our company.

Item 14. Principal Accounting Fees and Services.

The following table indicates the fees paid by us for services performed for the:
	Year Ended September 30, 2016	Since inception (1/16/15) through September 30, 2015

Audit Fees	$8,500	$7,500
All Other Fees	1,500	1,000

Total	$10,000	$7,500

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following exhibits are incorporated into this Form 10-K Annual Report:

Exhibit Number	Description

31.1*	Rule 13a-14(a) Certification of the Chief Executive and Financial Officer
32.1*	Section 1350 Certification of Chief Executive and Financial Officer

*	Filed along with this document
Principal Financial Officer
Principal Accounting Officer

 SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRCR PARTNERS INC

Dated: January 13, 2017	By:	/s/SEAN CONRAD
Sean Conrad
Chief Executive and Financial Officer, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date
/s/Sean Conrad Sean Conrad	Chief Executive Officer and Accounting Officer, Director	January 13, 2017