Form 10-Q
period 2016-12-31
GRCR Partners Inc
filed 2017-02-21
CIK 1661600

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the three months ended December 31, 2016.

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

Issuer’s telephone number: 317.468.2779

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $0.001
Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day. ☒ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒     No ☐
(Does not currently apply to the Registrant)
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 if the Exchange Act.
Large accelerated filter ☐	Accelerated filter ☐
Non-accelerated filter ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding February 21, 2017
Common Stock, $0.0001 par value per share	2,926,500 shares

SIGNATURES	7

i

PART I. Financial Information

Item 1. Interim Financial Statements.

GRCR PARTNERS INC
CONDENSED BALANCE SHEET
AS OF DECEMBER 31, 2016 (UNAUDITED) AND SEPTEMBER 30, 2016

ASSETS
	December 31, 2016	September 30, 2016
CURRENT ASSETS:
Cash or cash equivalents	$3,736	$13,973
TOTAL CURRENT ASSETS	3,736	13,973

Fixed assets, net	419	838
TOTAL ASSETS	$4,155	$14,811

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$24,887	$15,129
Accrued taxes	320	320
TOTAL CURRENT LIABILITIES	25,207	15,449

TOTAL LIABILITIES	25,207	15,449

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $.0001 par value, 15,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $.0001 par value, 500,000,000 shares authorized,
2,926,500 and 17,347,500 shares issued and outstanding,
as of December 31, 2016 and September 30, 2016	293	1,735
Additional paid-in capital	55,082	16,740
Common stock subscribed	-	36,400
Retained earnings (deficit)	(76,427)	(55,513)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(21,052)	(638)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,155	$14,811

The accompanying notes to financial statements are an integral part of these statements.

GRCR PARTNERS INC
CONDENSED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2016 AND 2015

	Three Months Ended December 31, 2016	Three Months Ended December 31, 2015
	(Unaudited)	(Unaudited)
Revenues:
Professional service revenues	$-	$39,500
Expense reimbursement	-	1,609
Total Revenues	-	41,109

Cost of revenues	-	26,000
Cost of revenues from a related party	-	1,500
Gross Profit	-	13,609

Operating expenses:
Stock based compensation	-	3,475
Depreciation	419	419
General and administrative	20,245	40,948
General and administrative costs from a related party	250	-
Total operating expenses	20,914	44,842

(Loss) from operations	(20,914)	(31,233)

(Loss) before taxes	(20,914)	(31,233)

Income tax (benefit)	-	(3,279)

Net (loss) applicable to common shareholders	$(20,914)	$(27,954)

Net (loss) per share - basic and diluted	$(0.00)	$(0.00)

Weighted number of shares outstanding -
Basic and diluted	8,175,457	17,030,549

The accompanying notes to financial statements are an integral part of these statements.

GRCR PARTNERS INC
CONDENSED STATEMENT OF STOCKHOLDERS' (DEFICIT)
FOR THE THREE MONTHS ENDED DECEMBER 31, 2016

	Preferred Stock		Common		Paid-In	Common Stock	Retained	Stockholders'
	Shares	Par Value	Shares	Par Value	Capital	Subscribed	(Deficit)	(Deficit)
Balance September 30, 2016	-	$-	17,347,500	$1,735	$16,740	$36,400	$(55,513)	$(638)

Issuance of common stock			369,000	37	36,863	(36,400)		500
Retirement of common stock			(14,790,000)	(1,479)	1,479			0
Net loss for period	-	-	0				(20,914)	(20,914)

Balance December 31, 2016	-	$-	2,926,500	$293	$55,082	$-	$(76,427)	$(21,052)

The accompanying notes to financial statements are an integral part of these statements.

GRCR PARTNERS INC
CONDENSED STATEMENT OF CASH FLOW
FOR THE THREE MONTHS ENDED DECEMBER 31, 2016 AND 2015

	For the three months ended December 31, 2016	For the three months ended December 31, 2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(20,914)	$(27,954)
Adjustments to reconcile net income(loss) to cash (used in) provided by operating activities:

Stock based compensation	-	3,475
Depreciation	419	419

Change in operating assets and liabilities:
Accounts receivable	-	(1,555)
Prepaid expenses	-	(2,500)
Accounts payable and accrued expenses	9,758	25,826
Income tax payable	-	(3,279)
Net cash (used in) provided by operating activities	(10,737)	(5,568)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	500	-
Net cash provided by financing activities	500	-

NET DECREASE IN CASH	(10,237)	(5,568)

CASH AND CASH EQUIVALENTS at beginning of period	13,973	18,483
CASH AND CASH EQUIVALENTS at end of period	$3,736	$12,915

Supplemental disclosure of cash flow information
Cash paid for:
Interest	-	-
Income Taxes	-	-

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

The financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern, which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. Since inception, the Company has a retained deficit of $76,427 and has a working capital deficit of $21,471 at December 31, 2016. We have a limited operating history, we are currently generating revenue, however, our growth is dependent upon achieving sales growth, management of operating expenses and ability of the Company to obtain the necessary financing to fund future obligations and pay liabilities arising from normal business operations when they come due, and upon profitable operations.

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation and Organization

The accompanying financial statements of the Company were prepared from the accounts of the Company under the accrual basis of accounting. The balance sheet at September 30, 2016 was derived from audited financial statements but does not include all disclosures required by accounting principals generally accepted in the United Sates of America. The other information in these condensed financial statements is unaudited but, in the opinion of management, reflects all adjustments necessary for the fair presentation of the results for the periods covered. These financial statements should be read in conjunction with the financial statements and additional information as contained in our Form 10K for the year ended September 30, 2016.

Cash and Cash Equivalents

For purposes of reporting within the statement of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents. The Company’s cash and cash equivalents are located in a United States bank. The Company does not have any cash equivalents as of December 31, 2016 or September 30, 2016.

Accounts Receivable

The Company’s accounts receivable are derived from direct customers. Collateral is not required for accounts receivable. The Company maintains an allowance for potential credit losses as considered necessary. The Company performs ongoing reviews of all customers that have breached their payment terms or for whom information has become available indicating a risk of non-recoverability. The Company records an allowance for bad debts for specific customers identified as well as an allowance based on its historical collection experience. The Company’s evaluation of the allowance for potential credit losses requires the use of estimates and the actual results may differ from these estimates. At December 31, 2016, the allowance for potential credit losses was $0.

Fixed Assets

Office equipment is stated at cost and depreciated over three years using the straight line method of accounting. For the three months ended December 31, 2016, and 2015, the Company recorded depreciation expense of $419, and $419, respectively.

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

Net Income (Loss) per Common Share

Basic income (loss) per share is computed by dividing the net income (loss) attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted income per share is computed similar to basic income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the periods ended December 31, 2016 or 2015.

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

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of December 31, 2016 the carrying value of accounts receivable, accounts payable-trade and accrued liabilities approximated fair value due to the short-term nature and maturity of these instruments.

Stock-Based Compensation

Stock compensation arrangements with non-employee service providers are accounted for in accordance ASC 505-50 Equity-Based Payments to Non-Employees, using a fair value approach. For the three month periods ended December 31, 2016 and 2015 the Company recorded $0 and $3,475 in stock-based compensation, respectively.

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and expenses. Actual results could differ from those estimates made by management.

Recent accounting pronouncements

In March 2016, the Financial Accounting Standards Board issued Accounting Standards Codification Update No. 2016-09 Compensation – Stock Compensation (Topic 718). The amendments in this update affect all entities that issue share-based payment awards to their employees. The areas for simplification in this Update involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. For public business entities, the amendments in this Update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. We had no stock based compensation issued for the three months ended December 31, 2016.

In May 2014, the Financial Accounting Standard Board Issued Accounting Standards (FASB) Codification Update No. 2014-09 Revenue from Contracts with Customers (Topic 616), which requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The new guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contacts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. Adoption can occur using one of two prescribed transition methods. In 2016, the FASB issued four amendments to ASU 0214-09. Although, we have no current contracts in place as of December 31, 2016, we have begun a limited evaluation of the provisions of ASU 2014-09 and the impact, if any, it may have on our financial position and results of operations. Our evaluation work to date includes researching the requirements of the pronouncement and exploring other similar company disclosures. Since we have no contracts current in place we believe we have sufficient time for the implementation of ASU 2014-09.

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

On December 23, 2015, the Board of Directors approved an agreement with legal counsel for the Company which included; the issuance of 347,000 shares of common stock and the total payment of $15,000 to counsel for services rendered through the date the Company’s Form S-1 filing is declared effective. The $15,000 will be paid the sooner of any combination of; (i) the sum of $500 per month commencing November 1, 2015, (ii) the first use of proceeds from the S-1 offering, or (iii) the change of control of the Company. We are required to estimate the fair value of the common stock underlying our stock compensation. The fair value of the common stock underlying the stock awards to counsel was determined by our board of directors, with input from management at a price of $0.01. We believe that our board of directors has the relevant experience and expertise to determine the fair value of our common stock. In the absence of a public trading market, our board of directors, with input from management, exercised significant judgment and considered numerous subjective and objective factors.

On October 14, 2016, through a post effective amendment, the Company closed out the open Form S-1 originally dated February 8, 2016. The Company sold an aggregate of 369,000 shares at $0.10 for total proceeds of $36,900.

On November 1, 2016, the Company’s sole officer, director and majority shareholder, agreed to surrender and return to treasury 14,495,000 shares of common stock. In addition, on the same date, another shareholder agreed to surrender and return to treasury 295,000 shares of common stock.

4. Income Taxes

The provision for income taxes for the three months ended December 31, 2016 was as follows:

	For the three months ended December 31, 2016	For the three months ended December 31, 2015

Tax Provision (Benefit):
Current Federal-State	-	(3,279)
Deferred Tax Benefit	3,765	-
Change in valuation allowance	(3,765)	-
Total tax provision (benefit)	-	(3,279)

The Company had deferred income tax benefit as December 31, 2016 as follows:

Loss carry-forwards	$13,757
Less - valuation allowance	(13,757)

Total net deferred tax assets	$-

The Company recorded no deferred income tax asset or liability as of December 31, 2016. The net operating loss carry-forward as of December 31, 2016 is $76,427.

The Company did not identify any material uncertain tax positions. The Company did not recognize any interest or penalties for unrecognized tax benefits.

The federal income tax returns of the Company are subject to examination by the IRS, generally for three years after they are filed. All returns since inception are still subject to examination.

5. Related Party Loans and Transactions

The Company has paid the sole shareholder, officer and director $250 for the three-month period ended December 31, 2016. Such amounts were for professional services performed and have been included in the general and administrative line as related party costs. The Company has no formal contract in place with its sole officer and director.

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

Our Operations and Strategy

Over the next twelve months we plan to;

-      Continue to standardize the processes of how our consulting services are provided. This is important to allow us to efficiently scale our operations with increased revenue;

-      Increase efforts to acquire new clients. We plan to do internet marketing that might include, search engine marketing, blogging, social media, affiliated marketing, organic and paid for search engine optimization. We may also employ certain traditional marketing tactics, including, mail, phone calls, content development, industry networking and direct selling. We plan to issue our first Internet marketing campaign in the 3rd quarter of 2017;

-     Expand our target customer base into other industry categories. We expect to begin these efforts during the 3rd quarter of 2017; and

-     Explore options to joint venture or develop a strategic alliance with other service providers or community partners.

Results of Operations

Summary of Key Results

For the unaudited three month periods ending December 31, 2016 and 2015

Revenues and Cost of Revenues

Total revenue for the three months ended December 31, 2016 and 2015 was $0 versus $41,109, respectively. Revenues are from professional services. The decline in revenue was due to the completion of three client engagements and no new customer acquisitions.

Cost of revenues for the three months ended December 31, 2016 and 2015 was $0 versus $27,500, respectively.   Cost of revenue included payment to third party independent contractors plus $0 and $1,500 paid to a related party for the three months ended December 31, 2016 and 2015, respectively.

Operating Expenses

Total operating expenses for the three months ended December 31, 2016 and 2015, was $20,914 versus $44,842, respectively. The decrease was primarily due to decrease professional services fees and included $419, and $419 in depreciation expense for the three months ended December 31, 2016 and 2015, respectively, and stock-based compensation of $0 and $3,475, respectively.

Liquidity and Capital Resources

As of December 31, 2016

Since inception on January 16, 2015, the Company had a cumulative net loss of $76,427 and we have a working capital deficit of $21,471 at December 31, 2016. While we have a limited operating history, currently as mentioned above, we are generating revenue, however, our future growth in dependent upon achieving sales growth, management of operating expenses and ability of the Company to obtain the necessary financing to fund future obligations, and upon profitable operations.

Historically, we have financed our cash flow and operations from the initial contribution of our majority shareholder and cash flow from operations. On January 16, 2015, we issued 17,000,000 shares to our majority shareholder and director for a total equity investment of $15,000 and in November 2016 we closed on our S1 offering raising a total of $36,900.

Since our inception (January 16, 2015) through December 31, 2016, we have generated total revenues of $247,697. As of December 31, 2016, our cash balance was $3,736. We believe we will require a minimum of $50,000 in additional cash over the next 12 months to pay for the remainder of our total offering costs, maintain our regulatory reporting and filings and cover our operations costs. Should our revenues not increase as expected and if our costs and expenses prove to be greater than we currently anticipate, or should we change our current business plan in a manner that will increase or accelerate our anticipated costs and expenses, the depletion of our working capital would be accelerated. In the event that our revenues from operations are insufficient to meet our working capital needs, our major shareholder, Sean Conrad may be willing to provide funds required to maintain the reporting status in the form of a non-secured loan for the next twelve months as the expenses are incurred if no other proceeds are obtained by the Company. However, there is no contract in place or written agreement securing this agreement. Management believes if the Company cannot maintain its reporting status with the SEC it will have to cease all efforts directed towards the Company. As such, any investment previously made would be lost in its entirety.

As a matter of practice, we don’t intend to hire our independent consultants. Consultants will be engaged as independent contractors and will be paid on either a fixed or hourly basis per engagement as clients are retained. We believe this approach will allow us to keep our fixed operating costs low.

Consistent with Section 144 of the Delaware General Corporation Law, it is our current policy that all transactions between us and our officers, directors and their affiliates will be entered into only if such transactions are approved by a majority of the then existing directors, are approved by vote of the stockholders, or are fair to us as a corporation as of the time it is us at is authorized, approved or ratified by the board. We will conduct an appropriate review of all related party transactions on an ongoing basis, and, where appropriate, we review the potential of conflicts of interest.

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

Critical Accounting Policies

Our discussion and analysis of the financial condition and results of operations are based upon the Company’s financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We believe that the estimates, assumptions and judgments involved in the accounting policies described below have the greatest potential impact on our financial statements, so we consider these to be our critical accounting policies. Because of the uncertainty inherent in these matters, actual results could differ from the estimates we use in applying the critical accounting policies. Certain of these critical accounting policies affect working capital account balances, including the policies for revenue recognition, allowance for doubtful accounts and income taxes. These policies require that we make estimates in the preparation of our financial statements as of a given date.

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

GRCR Partners Inc

Dated: February 21, 2017	By:	/s/ Sean Conrad
Sean Conrad
Chief Executive Officer, Chief Accounting Officer & Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date
/s/Sean Conrad	Chief Executive Officer, Chief Accounting Officer & Chairman	February 21, 2017
Sean Conrad