Form 10-Q
period 2017-03-31
GRCR Partners Inc
filed 2017-05-22
CIK 1661600

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☐	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the three months ended March 31, 2017.

                                    OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 if the Exchange Act.

Large accelerated filter ☐

Accelerated filter ☐

Non-accelerated filter  ☐

(Do not check if a smaller reporting company)

Smaller reporting company ☐  Emerging Growth Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  __  No  X

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding May 22, 2017
Common Stock, $0.0001 par value per share	2,926,500 shares

PART I. Financial Information

Item 1. Interim Financial Statements.

GRCR PARTNERS INC

CONDENSED BALANCE SHEETS

AS OF MARCH 31, 2017 AND SEPTEMBER 30, 2016

ASSETS	3/31/17
	(Unaudited)	9/30/16
CURRENT ASSETS:
Cash or cash equivalents	$16,421	$13,973
Accounts receivable, net	9,000	-
TOTAL CURRENT ASSETS	25,421	13,973

Fixed assets, net	-	838
TOTAL ASSETS	$25,421	$14,811

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$25,191	$15,129
Accrued taxes	320	320
Accrued interest	123	-
Note payable	25,000	-
TOTAL CURRENT LIABILITIES	50,634	15,449

TOTAL LIABILITIES	50,634	15,449

Commitments and Contingencies	-	-

STOCKHOLDERS' DEFICIT
Preferred stock, $.0001 par value, 15,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $.0001 par value, 500,000,000 shares authorized,
2,926,500 and 17,347,500 shares issued and outstanding,
as of March 31, 2017 and September 30, 2016	293	1,735
Additional paid-in capital	55,082	16,740
Common stock subscribed	-	36,400
Retained deficit	(80,588)	(55,513)
TOTAL STOCKHOLDERS' DEFICIT	(25,213)	(638)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$25,421	$14,811

The accompanying notes to financial statements are

an integral part of these statements.

GRCR PARTNERS INC

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2017 AND 2016

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016	Six Months Ended March 31, 2017	Six Months Ended March 31, 2016
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues:
Professional service revenues	$9,000	$58,000	$9,000	$97,500
Expense reimbursement	-	3,147	-	4,756
Total Revenues	9,000	61,147	9,000	102,256

Cost of revenues	4,500	35,500	4,500	61,500
Cost of revenues from a related party	-	2,900	-	4,400
Gross Profit	4,500	22,747	4,500	36,356

Operating expenses:
Stock based compensation	-	-	-	3,475
Depreciation	419	419	838	838
General and administrative	8,119	30,988	28,364	71,937
General and administrative costs from a related party	-	-	250	-
Total operating expenses	8,538	31,407	29,452	76,250

(Loss) from operations	(4,038)	(8,661)	(24,952)	(39,894)

Other expenses
Interest expense	123	-	123	-
Total other expenses	123	-	123	-

(Loss) before taxes	(4,161)	(8,661)	(25,075)	(39,894)

Income tax (benefit)	-	-	-	(3,279)

Net (loss) applicable to common shareholders	$(4,161)	$(8,661)	$(25,075)	$(36,615)

Net (loss) per share - basic and diluted	($0.00)	($0.00)	($0.00)	($0.00)

Weighted number of shares outstanding -
Basic and diluted	2,926,500	17,347,500	5,579,819	17,189,025

The accompanying notes to financial statements are an integral part of these statements.

GRCR PARTNERS INC

CONDENSED STATEMENT OF STOCKHOLDERS' (DEFICIT)

FOR THE SIX MONTHS ENDED MARCH 31, 2017 (UNAUDITED)

						Common Stock Subscribed
	Preferred Stock		Common		Paid-In		Retained	Stockholders'
	Shares	Par Value	Shares	Par Value	Capital		(Deficit)	(Deficit)

Balance September 30, 2016	-	$-	17,347,500	$1,735	$16,740	$36,400	$(55,513)	$(638)

Issuance of common stock			369,000	37	36,863	(36,400)		500
Retirement of common stock			(14,790,000)	(1,479)	1,479			-
Net loss for period	-	-	-				(25,075)	(25,075)

Balance March 31, 2017	-	$-	2,926,500	$293	$55,082	$-	$(80,588)	$(25,213)

The accompanying notes to financial statements are an integral part of these statements.

GRCR PARTNERS INC

CONDENSED STATEMENTS OF CASH FLOW

FOR THE SIX MONTHS ENDED MARCH 31, 2017 AND 2016

	For the six months ended March 31, 2017	For the six months ended March 31, 2016
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$ (25,075)	$ (36,615)
Adjustments to reconcile net income(loss) to cash (used in) provided by operating activities:

Stock based compensation	-	3,475
Depreciation	838	838

Change in operating assets and liabilities:
Accounts receivable	(9,000)	(10,528)
Prepaid expenses	-	5,000
Accrued interest expense	123	-
Accounts payable and accrued expenses	10,062	30,233
Income tax payable	-	(3,279)
Net cash (used in) operating activities	(23,052)	(10,876)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	500	-
Proceeds from issuance of note	25,000	-
Net cash provided by financing activities	25,500	-

NET INCREASE (DECREASE) IN CASH	2,448	(10,876)

CASH AND CASH EQUIVALENTS at beginning of period	13,973	18,483
CASH AND CASH EQUIVALENTS at end of period	$ 16,421	$ 7,607

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$ -	$ -
Income Taxes	$ -	$ -

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

The financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern, which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business.   Since inception, the Company has a retained deficit of $80,588 and had a working capital deficit of $25,213 at March 31, 2017.   Our growth is dependent upon achieving sales growth, management of operating expenses and ability of the Company to obtain the necessary financing to fund future obligations and pay liabilities arising from normal business operations when they come due, and upon profitable operations.

Management has concluded that due to the conditions described above, there is substantial doubt about the entity’s ability to continue as a going concern through May 22, 2018. We have evaluated the significance of these conditions in relation to our ability to meet our obligations and believe that we may need to either borrow funds from our majority shareholder or raise additional capital through equity or debt financings. We expect our current majority shareholder will be willing and able to provide such additional capital. However, we cannot be certain that such capital (from our shareholders or third parties) will be available to us or whether such capital will be available on terms that are acceptable to us. Any such financing likely would be dilutive to existing stockholders and could result in significant financial operating covenants that would negatively impact our business. If we are unable to raise sufficient additional capital on acceptable terms, we will have insufficient funds to operate our business or pursue our planned growth.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation and Organization

The accompanying financial statements of the Company were prepared from the accounts of the Company under the accrual basis of accounting.  The balance sheet at September 30, 2016 was derived from audited financial statements but does not include all disclosures required by accounting principals generally accepted in the United States of America.   The other information in these condensed financial statements is unaudited but, in the opinion of management, reflects all adjustments necessary for the fair presentation of the results for the periods covered.  These financial statements should be read in conjunction with the financial statements and additional information as contained in our Form 10K for the year ended September 30, 2016.

Cash and Cash Equivalents

For purposes of reporting within the statement of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents. The Company’s cash and cash equivalents are located in a United States bank.  The Company does not have any cash equivalents as of March 31, 2017 or September 30, 2016.

Accounts Receivable

The Company’s accounts receivable are derived from direct customers. Collateral is not required for accounts receivable. The Company maintains an allowance for potential credit losses as considered necessary. The Company performs ongoing reviews of all customers that have breached their payment terms or for whom information has become available indicating a risk of non-recoverability. The Company records an allowance for bad debts for specific customers identified as well as an allowance based on its historical collection experience. The Company’s evaluation of the allowance for potential credit losses requires the use of estimates and the actual results may differ from these estimates. At March 31, 2017 and September 30, 2016, the allowance for potential credit losses was $0.

Fixed Assets

Office equipment is stated at cost and depreciated over three years using the straight line method of accounting.  For the three and six months ended March 31, 2017, and 2016, the company recorded depreciation expense of $419 and $838, and $419 and $838, respectively.

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

Consulting Services

Because the Company provides its applications as services, it follows the provisions of Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition.  The Company recognizes revenue when all of the following conditions are met:

•	there is persuasive evidence of an arrangement;
•	the service has been provided to the customer;
•	the collection of the fees is reasonably assured; and
•	the amount of fees to be paid by the customer is fixed or determinable.

The Company recognizes revenue as services are performed or monthly based upon contract terms. Contracts may either be for a specific project, or, a monthly recurring fee.

Reimbursements

The Company incurs certain out-of-pocket expenses that are reimbursed by its clients, which are accounted for as revenue in its Statement of Operations.

Net Income (Loss) per Common Share

Basic income (loss) per share is computed by dividing the net income (loss) attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted income per share is computed similar to basic income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  There were no dilutive financial instruments issued or outstanding for the periods ended March 31, 2017 or 2016.

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

The Company maintains a valuation allowance with respect to deferred tax assets. The Company establishes a valuation allowance based upon the potential likelihood of realizing the deferred tax asset and taking into consideration the Company’s financial position and results of operations for the current period. Future realization of the deferred tax benefit depends on the existence of sufficient taxable income within the carry-forward period under the Federal tax laws. Changes in circumstances, such as the Company generating taxable income, could cause a change in judgment about the realizability of the related deferred tax asset. Any change in the valuation allowance will be included in income in the year of the change in estimates.

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of March 31, 2017 the carrying value of accounts receivable, accounts payable-trade and accrued liabilities approximated fair value due to the short-term nature and maturity of these instruments.

Customer Concentration Disclosure.

For the three months ended March, 31, 2017 and 2016, three and five three customers made up 100% of our revenue, respectively.    Those customers represented 44%, 44% and 12% for three months ended March 31, 2017 and 30%, 25%, 17%, 16% and 12% for the three months ended March 31, 2016.   They represent 44%, 44% and 12% for six months ended March 31, 2017 and 35%, 30% and 10% for the six months ended March 31, 2016.  There were no customers present in both periods.

Stock-Based Compensation

Stock compensation arrangements with non-employee service providers are accounted for in accordance ASC 505-50 Equity-Based Payments to Non-Employees, using a fair value approach. For the three and six month periods ended March 31, 2017 and 2016 the Company recorded $0 and $0, and $0 and $3,475 in stock-based compensation, respectively.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers which modifies how all entities recognize revenue and various other revenue accounting standards for specialized transactions and industries. This update is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14, which deferred the effective date of the ASU to fiscal years beginning after December 15, 2017, and interim periods within those fiscal years.  The Company has begun limited evaluation of the possible impact of ASU 2014-15 including obtaining training on ASU-2014-09 and the contract review and does not anticipate that it will have a material impact on the Company's consolidated financial statements.  We have a small number of conflicts which require an assessment and believe we have sufficient time for the implementation of ASU-2014-19.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.  Note Payable

On March 16, 2017, the Company executed a promissory note (the “Note”) with an unaffiliated lender in the amount of $25,000.    The Note matures one year from issuance and has a 12% interest rate.    For the three months ended March 31, 2017, the Company recorded $123 in interest expense.

4. Common Stock

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

On October 14, 2016, through a post effective amendment, the Company closed out the open Form S1 originally dated February 8, 2016.  The Company sold an aggregate of 369,000 shares at $0.10 for total proceeds of $36,900.

On November 1, 2016, the Company’s sole officer, director and majority shareholder, agreed to surrender and return to treasury 14,495,000 shares of common stock.   In addition, on the same date, another shareholder agreed to surrender and return to treasury 295,000 shares of common stock.

5. Related Party Loans and Transactions

The Company has paid the sole shareholder, officer and director $0 and $250 for the three and six-month periods ended March 31, 2017.    Such amounts were for professional services performed and have been included in the general and administrative line as related party costs.  The Company has no formal contract in place with its sole officer and director.

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

Our Strategy and Plan of Operations

We plan to establish a broad customer base through traditional offline marketing as well as through social media which would include; email campaigns, building a Facebook presence and developing our own blog for subject matter experts in the legal, governance, compliance and reporting industry.

Over the next twelve months we plan to;

-      For 2017, we have refocused our plan on securing monthly retained based contracts which include our services as an ongoing service.   We plan to still handle special client project requests but want to automate and standardize the services we provide to allow us to efficiently scale our operations with increased revenue;

-      Increase efforts to acquire new clients. We plan to do internet marketing that might include, search engine marketing, blogging, social media, affiliated marketing, organic and paid for search engine optimization. We may also employ certain traditional marketing tactics, including, mail, phone calls, content development, industry networking and direct selling.

-     Expand our target customer base into other industry categories.  During the quarter end we began select marketing directly to lawyers and accountants to partner up with us in delivering GRCR services to clients.

-

We are currently in the process of redesigning our website to include more content driven material and are targeting a beta launch in July 2017.  In February 2017, we commenced our 1st major social media and internet marketing campaign.    For the three months ended March 31, 2017, we acquired three new clients from the campaign and are working the other visitors that click through for more information.

-

Further explore the use of “For-Cause Alliance Partnerships” whereby we partner up with non-profit educational-like mission based organizations to further both business plans and reputation with the local community

Results of Operations

Summary of Key Results

For the unaudited six month periods ending March 31, 2017 and 2016

Revenues and Cost of Revenues

Total revenue for the six months ended March 31, 2017 and 2016 was $9,000 versus $102,256, respectively.   Revenues are from professional services.    The decline in revenue was due to the completion of three large project-based client engagements offset by the acquisition of three new customers for the period.

Cost of revenues for the six months ended March 31, 2017 and 2016 was $4,500 versus $65,900, respectively.   Cost of revenue included payment to third party independent contractors plus $0 and $4,400 paid to a related party for the six months ended March 31, 2017 and 2016, respectively.

Operating Expenses

Total operating expenses for the six months ended March 31, 2017 and 2016, was $29,452 versus $76,250, respectively.   The decrease was primarily due to decrease professional services fees and included $838, and $838 in depreciation expense for the six months ended March 31, 2017 and 2017, respectively, and stock-based compensation of $0 and $3,475, respectively.

For the unaudited three month periods ending March 31, 2017 and 2016

Revenues and Cost of Revenues

Total revenue for the three months ended March 31, 2017 and 2016 was $9,000 versus $61,147, respectively.   Revenues are from professional services.    The decline in revenue was due to the completion of two client engagements offset by the acquisition of three new customers.

Cost of revenues for the three months ended March 31, 2017 and 2017 was $4,500 versus $38,400, respectively.   Cost of revenue included payment to third party independent contractors plus $0 and $2,900 paid to a related party for the three months ended March 31, 2017 and 2016, respectively.

Operating Expenses

Total operating expenses for the three months ended March 31, 2017 and 2016, was $8,538 versus $31,407, respectively. The decrease was primarily due to increase professional services fees and included $419, and $419 in depreciation expense for the three months ended March 31, 2017 and 2016, respectively.

Liquidity and Capital Resources

As of March 31, 2017

Since inception on January 16, 2015, the Company had a cumulative net loss of $80,588 and we have a working capital deficit of $25,213 at March 31, 2017.     While we have a limited operating history, currently as mentioned above, we are generating revenue, however, our future growth in dependent upon achieving sales growth, management of operating expenses and ability of the Company to obtain the necessary financing to fund future obligations, and upon profitable operations.

Historically, we have financed our cash flow and operations from the initial contribution of our majority shareholder and cash flow from operations. On January 16, 2015, we issued 17,000,000 shares to our majority shareholder and director for a total equity investment of $15,000 and in November 2016 we closed on our S1 offering raising a total of $36,900.

Since our inception (January 16, 2015) through March 31, 2017, we have generated total revenues of $256,697.   As of March 31, 2017, our cash balance was $16,421.    We believe we will require a minimum of $50,000 in additional cash over the next 12 months to pay for the remainder of our total offering costs, maintain our regulatory reporting and filings and cover our operations costs.   Should our revenues not increase as expected and if our costs and expenses prove to be greater than we currently anticipate, or should we change our current business plan in a manner that will increase or accelerate our anticipated costs and expenses, the depletion of our working capital would be accelerated.     In the event that our revenues from operations are insufficient to meet our working capital needs, our major shareholder, Sean Conrad. has indicated that he may be willing to provide funds required to maintain the reporting status in the form of a non-secured loan for the next twelve months as the expenses are incurred if no other proceeds are obtained by the Company. However, there is no contract in place or written agreement securing this agreement. Management believes if the Company cannot maintain its reporting status with the SEC it will have to cease all efforts directed towards the Company. As such, any investment previously made would be lost in its entirety.

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

Consulting Services

Because the Company provides its applications as services, it follows the provisions of Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition.  The Company recognizes revenue when all of the following conditions are met:

•	there is persuasive evidence of an arrangement;
•	the service has been provided to the customer;
•	the collection of the fees is reasonably assured; and
•	the amount of fees to be paid by the customer is fixed or determinable.

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

Item 2. Recent Sale of Unregistered Securities

None.

Item 3. Exhibits

Exhibit Number	Description

31.1*	Rule 13a-14(a) Certification of the Chief Executive and Financial Officer
32.1*	Section 1350 Certification of Chief Executive and Financial Officer
* Filed along with this document

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRCR Partners Inc

Dated: May 22, 2017	By:	/s/Sean Conrad
Sean Conrad
Chief Executive Officer, Chief Accounting Officer & Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date
/s/Sean Conrad Sean Conrad	Chief Executive Officer, Chief Accounting Officer & Chairman	May 22, 2017