Form 10-Q
period 2017-06-30
GRCR Partners Inc
filed 2017-08-14
CIK 1661600

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the nine months ended June 30, 2017

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

Issuer’s telephone number: 203.307.1179

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

Large accelerated filter [  ]

Accelerated filter [  ]

Non-accelerated filter  [  ]

(Do not check if a smaller reporting company)

Smaller reporting company [X]  Emerging Growth Company [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  [  ]  No  [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding August 14, 2017
Common Stock, $0.0001 par value per share	2,926,500 shares

SIGNATURES	11

2

PART I. Financial Information

Item 1. Interim Financial Statements.

GRCR PARTNERS INC

CONDENSED BALANCE SHEETS

AS OF JUNE 30, 2017 AND SEPTEMBER 30, 2016

ASSETS
	June 30, 2017	September 30, 2016
	(Unaudited)
CURRENT ASSETS:
Cash or cash equivalents	$8,943	$13,973
Accounts receivable, net	10,500	-
TOTAL CURRENT ASSETS	19,443	13,973

Fixed assets, net	-	838
TOTAL ASSETS	$19,443	$14,811

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$17,206	$15,129
Accrued taxes	320	320
Accrued interest	871	-
Note payable	25,000	-
TOTAL CURRENT LIABILITIES	43,397	15,449

TOTAL LIABILITIES	43,397	15,449

Commitments and Contingencies

STOCKHOLDERS' DEFICIT
Preferred stock, $.0001 par value, 15,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $.0001 par value, 500,000,000 shares
authorized 2,926,500 and 17,347,500 shares issued and
outstanding, as of June 30, 2017 and September 30, 2016	293	1,735
Additional paid-in capital	55,082	16,740
Common stock subscribed	-	36,400
Retained deficit	(79,329)	(55,513)
TOTAL STOCKHOLDERS' DEFICIT	(23,954)	(638)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$19,443	$14,811

The accompanying notes to financial statements are

an integral part of these statements.

GRCR PARTNERS INC

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2017 AND 2016

	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	Nine Months Ended June 30, 2017	Nine Months Ended June 30, 2016
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues:
Professional service revenues	$16,000	$21,500	$25,000	$119,000
Expense reimbursement	-	2,765	-	7,522
Total Revenues	16,000	24,265	25,000	126,522

Cost of revenues	5,500	14,000	10,000	75,500
Cost of revenues from a related party	2,000	2,800	2,000	7,200
Gross Profit	8,500	7,465	13,000	43,822

Operating expenses:
Stock based compensation	-	-	-	3,475
Depreciation	-	419	838	1,257
General and administrative	5,493	20,231	34,107	92,168
General and administrative costs from a related party	1,000	-	1,000	-
Total operating expenses	6,493	20,650	35,945	96,900

Income (Loss) from operations	2,007	(13,185)	(22,945)	(53,078)

Other expenses
Interest expense	748	-	871	-
Total other expenses	748	-	871	-

Net income (Loss) before taxes	1,259	(13,185)	(23,816)	(53,078)

Income tax (benefit)	-	-	-	(3,279)

Net Income (loss) applicable to common shareholders	$1,259	$(13,185)	$(23,816)	$(49,799)

Net Income (loss) per share - basic and diluted	$0.00	($0.00)	($0.01)	($0.00)

Weighted number of shares outstanding -
Basic and diluted	2,926,500	17,347,500	4,695,379	17,189,025

The accompanying notes to financial statements are an integral part of these statements.

GRCR PARTNERS INC

CONDENSED STATEMENT OF STOCKHOLDERS' (DEFICIT)

FOR THE NINE MONTHS ENDED JUNE 30, 2017 (UNAUDITED)

						Common Stock Subscribed
	Preferred Stock		Common		Paid-In		Retained	Stockholders'
	Shares	Par Value	Shares	Par Value	Capital		(Deficit)	(Deficit)

Balance September 30, 2016	-	$-	17,347,500	$1,735	$16,740	$36,400	$(55,513)	$(638)

Issuance of common stock			369,000	37	36,863	(36,400)		500
Retirement of common stock			(14,790,000)	(1,479)	1,479			-
Net loss for period	-	-	-				(23,816)	(23,816)

Balance June 30, 2017	-	$-	2,926,500	$293	$55,082	$-	$(79,329)	$(23,954)

The accompanying notes to financial statements are an integral part of these statements.

GRCR PARTNERS INC

CONDENSED STATEMENTS OF CASH FLOW

FOR THE NINE MONTHS ENDED JUNE 30, 2017 AND 2016

	For the nine months ended June 30, 2017	For the nine months ended June 30, 2016
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(23,816)	$(49,799)
Adjustments to reconcile loss to cash used in operating activities:

Stock based compensation	-	3,475
Depreciation	838	1,257

Change in operating assets and liabilities:
Accounts receivable	(10,500)	8,972
Prepaid expenses	-	5,000
Accrued interest expense	871	-
Accounts payable and accrued expenses	2,077	17,003
Income tax payable	-	(3,599)
Net cash used in operating activities	(30,530)	(17,691)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	500	-
Proceeds from issuance of note payable	25,000	-
Net cash provided by financing activities	25,500	-

NET DECREASE IN CASH	(5,030)	(17,691)

CASH AND CASH EQUIVALENTS at beginning of period	13,973	18,483
CASH AND CASH EQUIVALENTS at end of period	$8,943	$792

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$-	$-
Income Taxes	$-	$-

The accompanying notes to financial statements are an integral part of these statements.

GRCR PARTNERS INC

NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS

Note 1. The Company History and Nature of the Business

GRCR Partners Inc. (the “Company”, “Our” or “We”), formed on January 16, 2015, is a provider of corporate governance, risk management, compliance and regulatory reporting (“GRCR”) solutions for businesses (“GRCR Solutions”). Currently, we provide GRCR Solutions through professional consulting services on a project-based fee arrangement. We deliver our services following our proprietary compliance architecture methodology.  The skilled application of the fundamental principles governing compliance and risk management is what we call compliance architecture. We are building-out our Compliance Architecture Platform (“CAP”) to be an automated GRCR management tool that streamlines the process of GRCR for businesses. We believe that by combining expert consulting and GRCR software tools, we will help clients cost effectively build and maintain GRCR programs that reduce day-to-day and long-term risks in their work environment.

The financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern, which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business.   Since inception, the Company has a retained deficit of $79,329 and had a working capital deficit of $23,954 at June 30, 2017.   Although we had income for the quarter ended June 30, 2017, our growth is dependent upon achieving more sales growth, management of operating expenses and ability of the Company to obtain the necessary financing to fund future obligations and pay liabilities arising from normal business operations when they come due, and upon profitable operations.

Management has concluded that due to the conditions described above, there is substantial doubt about the entity’s ability to continue as a going concern through August 14, 2018. We have evaluated the significance of these conditions in relation to our ability to meet our obligations and believe that we may need to either borrow funds from our majority shareholder or raise additional capital through equity or debt financings. We expect our current majority shareholder will be willing and able to provide such additional capital. However, we cannot be certain that such capital (from our shareholders or third parties) will be available to us or whether such capital will be available on terms that are acceptable to us. Any such financing likely would be dilutive to existing stockholders and could result in significant financial operating covenants that would negatively impact our business. If we are unable to raise sufficient additional capital on acceptable terms, we will have insufficient funds to operate our business or pursue our planned growth.

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

Cash and Cash Equivalents

For purposes of reporting within the statement of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents. The Company’s cash and cash equivalents are located in a United States bank.  The Company does not have any cash equivalents as of June 30, 2017 or September 30, 2016.

Accounts Receivable

The Company’s accounts receivables are derived from direct customers. Collateral is not required for accounts receivable. The Company maintains an allowance for potential credit losses as considered necessary. The Company performs ongoing reviews of all customers that have breached their payment terms or for whom information has become available indicating a risk of non-recoverability. The Company records an allowance for bad debts for specific customers identified as well as an allowance based on its historical collection experience. The Company’s evaluation of the allowance for potential credit losses requires the use of estimates and the actual results may differ from these estimates. At June 30, 2017 and September 30, 2016, the allowance for potential credit losses was $0.

Fixed Assets

Office equipment is stated at cost and depreciated over three years using the straight-line method of accounting.  For the three and nine months ended June 30, 2017, and 2016, the company recorded depreciation expense of $0 and $419, and $838 and $1,257, respectively.

Revenue Recognition

The Company derives its revenue from the sale of compliance, legal, risk management and management and public reporting consulting services. The Company utilizes written contracts as the means to establish the terms and condition services are sold to customers.

Consulting Services

Because the Company provides its applications as services, it follows the provisions of Accounting Standards Codification No.605, Revenue Recognition. The Company recognizes revenue when all of the following conditions are met:

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

Net Income (Loss) per Common Share

Basic income (loss) per share is computed by dividing the net income (loss) attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted income per share is computed similar to basic income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  There were no dilutive financial instruments issued or outstanding for the periods ended June 30, 2017 or 2016.

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

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of June 30, 2017 the carrying value of accounts receivable, accounts payable-trade and accrued liabilities approximated fair value due to the short-term nature and maturity of these instruments.

Customer Concentration Disclosure.

For the three months ended June 30, 2017 and 2016, three and one customers made up 94% of our revenue, respectively.    Those customers represented 38%, 38% and 19% for three months ended June 30, 2017 and 94% for the three months ended June 30, 2016.   For the nine months ended June 30, 2017 and 2016, three customers made up 96% and 78% of our revenue, respectively.    Those customers represented 40%, 40% and 16% for nine months ended June 30, 2017 and 28%, 26% and 24% for the nine months ended June 30, 2016. There were no customers present in both periods.

Stock-Based Compensation

Stock compensation arrangements with non-employee service providers are accounted for in accordance ASC 505-50 Equity-Based Payments to Non-Employees, using a fair value approach. For the three and nine month periods ended June 30, 2017 and 2016 the Company recorded $0 and $0, and $0 and $3,475 in stock-based compensation, respectively.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers which modifies how all entities recognize revenue and various other revenue accounting standards for specialized transactions and industries. This update is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14, which deferred the effective date of the ASU to fiscal years beginning after December 15, 2017, and interim periods within those fiscal years.  The Company has begun limited evaluation of the possible impact of ASU 2014-15 including obtaining training on ASU-2014-09 and the contract review and does not anticipate that it will have a material impact on the Company's consolidated financial statements.  We have a small number of contracts which require an assessment and believe we have sufficient time for the implementation of ASU-2014-19.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.  Note Payable

On March 16, 2017, the Company executed a promissory note (the “Note”) with an unaffiliated lender in the amount of $25,000.The Note matures one year from issuance and has a 12% interest rate. For the three and nine months ended March 31, 2017, the Company recorded $748 and $871, respectively, in interest expense.

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

5. Related Party Transactions

The Company has paid the sole shareholder, officer and director $3,000 for the three and nine-month periods ended June 30, 2017. Such amounts were for professional services performed and have been included as cost of revenue related party of $2,000, and, in general and administrative line as related party costs of $1,000, respectively. The Company has no formal contract in place with its sole officer and director.

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

Summary of Business

GRCR Partners Inc. (the “Company”, “Our” or “We”), formed on January 16, 2015, is a provider of corporate governance, risk management, compliance and regulatory reporting (“GRCR”) solutions for businesses (“GRCR Solutions”). Currently, we provide GRCR Solutions through professional consulting services on a project-based fee arrangement. We deliver our services following our proprietary compliance architecture methodology. The skilled application of the fundamental principles governing compliance and risk management is what we call compliance architecture. We are building-out our Compliance Architecture Platform (“CAP”) to be an automated GRCR management tool that streamlines the process of GRCR for businesses. We believe that by combining expert consulting and GRCR software tools, we will help clients cost effectively build and maintain GRCR programs that reduce day-to-day and long-term risks in their work environment.

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

-

Increase efforts to acquire new clients. We plan to do more internet marketing that might include, search engine marketing, blogging, social media, affiliated marketing, organic and paid for search engine optimization. We may also employ certain traditional marketing tactics, including, mail, phone calls, content development, industry networking and direct selling.

-

Expand our target customer base into other industry categories.  During the quarter end we began select marketing directly to lawyers and accountants to partner up with us in delivering GRCR services to clients.

-

We are currently in the process of redesigning our website to include more content driven material and are targeting a beta launch in September 2017. In February 2017, we commenced our 1st major social media and internet marketing campaign. Since February we acquired four new clients from the campaign and are working with the other visitors that click through for more information.

-

Further explore the use of “For-Cause Alliance Partnerships” whereby we partner up with non-profit educational-like mission based organizations to further both business plans and reputation with the local community. We have our first educational workshop planned for October 2017.

Results of Operations

Summary of Key Results

For the unaudited nine-month periods ending June 30, 2017 and 2016

Revenues and Cost of Revenues

Total revenue for the nine months ended June 30, 2017 and 2016 was $25,000 versus $126,522, respectively. Revenues are from professional services. The decline in revenue was due to the shift in our business model to more recurring fee based engagements, the completion of three large project-based client engagements offset by the acquisition of four new customers for the period.

Cost of revenues for the nine months ended June 30, 2017 and 2016 was $13,000 versus $43,822, respectively. Cost of revenue included payment to third party independent contractors plus $2,000 and $7,200 paid to a related party for the nine months ended June 30, 2017 and 2016, respectively. Based upon changes in our business models our gross margins improve to 52% for the nine months ended June 30, 2017 from 35% for the same period ended June 30, 2016.

Operating Expenses

Total operating expenses for the nine months ended June 30, 2017 and 2016, was $35,945 versus $96,900, respectively. The decrease was primarily due to decrease professional services fees and included $838, and $1,257 in depreciation expense for the nine months ended June 30, 2017 and 2016, respectively, and stock-based compensation of $0 and $3,475, respectively.

For the unaudited three-month periods ending June 30, 2017 and 2016

Revenues and Cost of Revenues

Total revenue for the three months ended June 30, 2017 and 2016 was $16,000 versus $24,265, respectively. Revenues are from professional services. The decline in revenue was due to the completion of two client engagements offset by the acquisition of one new customers.

Cost of revenues for the three months ended June 30, 2017 and 2017 was $7,500 versus $16,800, respectively. Cost of revenue included payment to third party independent contractors plus $2,000 and $2,800 paid to a related party for the three months ended June 30, 2017 and 2016, respectively. Based upon changes in our business models our gross margins improve to 53% for the three months ended June 30, 2017 from 31% for the same period ended June 30, 2016.

Operating Expenses

Total operating expenses for the three months ended June 30, 2017 and 2016, was $6,493 versus $20,650, respectively. The decrease was primarily due to lower professional services fees and included $0, and $419 in depreciation expense for the three months ended March 31, 2017 and 2016, respectively. For the three months ended June 30, 2017 and 2016, operating expenses also included $1,000 and $0 of related party expenses, respectively.

Liquidity and Capital Resources

As of March 31, 2017

Since inception on January 16, 2015, the Company had a cumulative net loss of $79,329 and we have a working capital deficit of $23,954 at June 30, 2017. Although we have generated income for the three months ended June 30, 2017 and are generating recurring revenue, our future growth in dependent upon achieving further sales growth, management of operating expenses and ability of the Company to obtain the necessary financing to fund future obligations, and upon profitable operations.

Historically, we have financed our cash flow and operations from the initial contribution of our majority shareholder and cash flow from operations. On January 16, 2015, we issued 17,000,000 shares to our majority shareholder and director for a total equity investment of $15,000 and in November 2016 we closed on our S1 offering raising a total of $36,900.

Since our inception (January 16, 2015) through March 31, 2017, we have generated total revenues of $256,697. As of June 30, 2017, our cash balance was $8,943. We believe we will require a minimum of $50,000 in additional cash over the next 12 months to pay for the remainder of our total offering costs, maintain our regulatory reporting and filings and cover our operations costs.   Should our revenues not increase as expected and if our costs and expenses prove to be greater than we currently anticipate, or should we change our current business plan in a manner that will increase or accelerate our anticipated costs and expenses, the depletion of our working capital would be accelerated. In the event that our revenues from operations are insufficient to meet our working capital needs, our major shareholder, Sean Conrad, has indicated that he may be willing to provide funds required to maintain the reporting status in the form of a non-secured loan for the next twelve months as the expenses are incurred if no other proceeds are obtained by the Company. However, there is no contract in place or written agreement securing this agreement. Management believes if the Company cannot maintain its reporting status with the SEC it will have to cease all efforts directed towards the Company. As such, any investment previously made would be lost in its entirety.

As a matter of practice, we don’t intend to hire our independent consultants. Consultants will be engaged as independent contractors and will be paid on either a fixed or hourly basis per engagement as clients are retained. We believe this approach will allow us to keep our fixed operating costs low.

Consistent with Section 144 of the Delaware General Corporation Law, it is our current policy that all transactions between us and our officers, directors and their affiliates will be entered into only if such transactions are approved by a majority of the then existing directors, are approved by vote of the stockholders, or are fair to us as a corporation as approved or ratified by the board or authorized officer.   We will conduct an appropriate review of all related party transactions on an ongoing basis, and, where appropriate, we review the potential of conflicts of interest.

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

GRCR Partners Inc

Dated: August 14, 2017	By:	/s/Sean Conrad
Sean Conrad
Chief Executive Officer, Chief Accounting Officer & Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date
/s/Sean Conrad Sean Conrad	Chief Executive Officer, Chief Accounting Officer & Chairman	August 14, 2017