Form 10-K
period 2017-09-30
GRCR Partners Inc
filed 2018-01-10
CIK 1661600

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[  ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2017 or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

203.307.1179

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

Large accelerated filer [   ]

Accelerated filer [   ]

Non-accelerated filer [   ]  (Do not check if a smaller reporting company) Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  [   ]   No  [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding January __, 2018
Common Stock, $0.001 par value per share	2,926,500 shares

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

Forward-looking statements can be identified by the use of forward-looking words such as “may,” “will,” “should,” “anticipate,” “believe,” “expect,” “plan,” “future,” “intend,” “could,” “estimate,” “predict,” “hope,” “potential,” “continue,” or the negative of these terms or other similar expressions. These statements include, but are not limited to, statements under the captions “Risk Factors,” “Management’s Discussion and Analysis or Plan of Operation” and “Description of Business,” as well as other sections in this report. Such forward-looking statements are based on our management’s current plans and expectations and are subject to risks, uncertainties and changes in plans that may cause actual results to differ materially from those anticipated in the forward-looking statements. You should be aware that, as a result of any of these factors materializing, the trading price of our common stock may decline. These factors include, but are not limited to, the following:

·	the availability and adequacy of capital to support and grow our business;
·	economic, competitive, business and other conditions in our local and regional markets;
·	actions taken or not taken by others, including competitors, as well as legislative, regulatory, es;
·	competition in our industry;
·	Changes in our business and growth strategy, capital improvements or development plans;
·	the availability of additional capital to support development; and
·	other factors discussed elsewhere in this annual report.

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

PART I

Item 1. Business.

GRCR Partners Inc. (the “Company”, “Our” or “We”) was formed on January 16, 2015 under the laws of the State of Delaware.   We are a provider of risk management and asset protection (“RAP”) services for businesses, individuals and families.   Our offices are located at 1771 Post Rd East #178, Westport CT 06880. Our telephone number is 203-307-1179 and our website is www.grcrpartners.com

Prior to 2017, the Company provided its services primarily to small businesses on a project-based fee arrangement.    During 2017, the Company shifted its business model to more recurring fee based engagements and expanded target markets to included individuals and families.    The Company delivers services following its progressive bSecure methodology.    The Company believes that by combining expert consulting, proven processes and software, clients can cost effectively build and maintain RAP programs that reduce day-to-day and long-term risks in their work environment, personal and family lives.

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

Recent Sales of Unregistered Securities

On October 13, 2016, the Company closed out its public offering.    The company raised $36,900 and issued 369,000 shares at a price of $0.10.    As part of the closing the Company deregistered 2,131,000 shares.

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

•

Sections 14A(a) and (b) of the Exchange Act, which require companies to hold stockholder advisory votes on executive compensation and golden parachute compensation;

•

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

•

Compliance with new or revised accounting standards until those standards are applicable to private companies;

•

The requirement under Section 404(b) of the Sarbanes-Oxley Act of 2002 to provide auditor attestation of our internal controls and procedures; and

•

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

Summary of Business

GRCR Partners Inc. (the “Company”, “Our” or “We”) was formed on January 16, 2015 under the laws of the State of Delaware.   We are a provider of risk management and asset protection (RAP) services for businesses, individuals and families. Our offices are located at 1771 Post Rd East #178, Westport CT 06880. Our telephone number is 203-307-1179 and our website is www.grcrpartners.com

Prior to 2017, the Company provided its services primarily to small businesses on a project-based fee arrangement.    During 2017, the Company shifted its business model to more recurring fee based engagements and expanded target markets to included individuals and families.    The Company delivers services following its progressive bSecure methodology.    The Company believes that by combining expert consulting, proven processes and software, clients can cost effectively build and maintain RAP programs that reduce day-to-day and long-term risks in their work environment, personal and family lives.

Our Opportunity

Along with the lack of clearly identified corporate risk management roles, an overall complex approach to personal and family asset protection, we believe there is a need to bridge the communication gap between technology and risk as well as lack of appropriate metrics to define and track enterprise risks.   Some may be scratching their heads and wondering why CROs are necessary.  After all, isn’t risk already part of the domain responsibility of the chief executive officer (CEO), general counsel, chief security officer (CSO), chief information officer (CIO), chief information security officer (CISO) and chief operating officer (COO)?    The answer is yes; every member of the C-suite is responsible for their domain and for ensuring the remainder of the enterprise or company benefits from their decisions and counsel for collective risk management.  Bringing the CRO — to the forefront allows risk management to be consolidated and uniform throughout the enterprise.

Out of necessity, today, whether or not one's title explicitly includes the "Risk," every C-level role must take a "risk-related perspective."    The perspective needs "intelligence-driven risk management."   What that means is using your best resources to make sure the high-value assets are protected.    Enterprise risk management needs to be a cross-functional phenomenon.

Given the global nature of business today, it has become harder and harder to wrap your arms around risk management.    How do you invest intelligently?   How do we protect ourselves and our customers in the most effective way?   Today’s risk management needs to go beyond just checking off boxes that are required by regulations. The only way you can truly protect the enterprise is by understanding the context and the landscape in which your business operates.    If an organization can leverage that information and collect it and provide context, the organization will be more agile and adaptive as a result of that the risk level goes down.

Add to the challenge the Internet and the explosion in digital information, risk management and information security touches every aspect of business today.

During the last six months of 2017, we;

•

held our first bSecure workshop event.   Through these Free or Corporate/Community Sponsored workshops, attendees learn about risk management planning and can work through the development of their custom plan.   The workshops have been purposely built to be progressive and include;

o

Workshop 1 – Basics to business owner, individual and family risk management planning

o

Workshop 2 – Introduction to software tools and processes to build risk management plans

o

Workshop 3 – Interactive session that includes assistance with developing the plan (only open to attendees from workshops 1 and 2)

o

Workshop 4 – By invite only, interactive session where attendees complete their first draft of a risk management plan

•

launched our new website – www.grcrpartners.com.

•

During the three months ended December 31, 2017 the Company signed up two new clients on a retained base monthly fee

•

commenced testing of our social media plans through the distribution of information to over 1500 broker dealers and registered investment advisors in the northeastern United States

•

made available for download our CEO’s new white paper entitled “Defining Risk – Roles and Metrics.”    A version is available for both business owners and individuals

•

started the development of our RAP Health Checkup to be used with 1 on 1 planning session

Over the next twelve months we plan to;

-  Build out awareness to our workshop series and procure additional corporate sponsors and educational partners

-  Expand our socials media efforts, including, launching a Facebook for business page

-  Producing a survey related to risk management for both individuals and businesses which will be used to complete a report in mid-June as a follow-up to our CEO’s whitepaper – Defining Risk:  Roles and Metrics.

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

-     Focus our business services on specific industry segments to become the risk management “expert of choice” for that industry

Results of Operations

Summary of Key Results

For the audited year ending September 30, 2017 and 2016

Revenues and Cost of Revenues

Total revenue for the years ended September 30, 2017 and 2016, was $36,250 versus $137,522, respectively.   Revenues are from professional services.   The decline in revenue was due to the shift in our business model to more recurring fee based engagements, the completion of three large project-based client engagements and planning efforts related to building our new revenue channel targeted at individual and family risk management services.     For the years ended September 30, 2017 and 2016, there was no customer that was present in both periods.

Cost of revenue for the years ended September 30, 2017 and 2016, was $23,800 versus $89,570, respectively.   Cost of revenue included payment to third party independent contractors plus $2,550 and $8,870 paid to a related party for the years ended September 30, 2017 and 2016, respectively.

Operating Expenses

Total operating expenses for the years ended September 30, 2017 and 2016, was $44,238 versus $123,142, respectively.    The was primarily due to decrease professional services fees and included depreciation expense of $838 and $1,676 for the years ended September 30, 2017 and 2016, respectively.  The Company also recorded $0 and $3,475 in stock-based compensation for the years ended September 30, 2017 and 2016, respectively. Operating expenses included payments of $1,250 and $4,200 to a related party for the years ended September 30, 2017 and 2016, respectively.

Liquidity and Capital Resources

As of September 30, 2017

Since inception on September 30, 2017, the Company had a cumulative net loss of $88,928 and we have a working capital deficit of $33,553 at September 30, 2017. Although we are generating recurring revenue, our future growth in dependent upon achieving further sales growth, management of operating expenses and ability of the Company to obtain the necessary financing to fund future obligations, and upon profitable operations.

Historically, we have financed our cash flow and operations from the initial contribution of our majority shareholder and cash flow from operations. On January 16, 2015, we issued 17,000,000 shares to our majority shareholder and director for a total equity investment of $15,000 and in October 2016 we closed on our S1 offering raising a total of $36,900.

Since our inception (January 16, 2015) through September 30, 2017, we have generated total revenues of $295,448.    As of September 30, 2017, our cash balance was $2,611 and we had accounts receivable of $16,250.   We believe we will require a minimum of $50,000 in additional cash over the next 12 months to pay for the remainder of our total offering costs, maintain our regulatory reporting and filings and cover our operations costs.   Should our revenues not increase as expected and if our costs and expenses prove to be greater than we currently anticipate, or should we change our current business plan in a manner that will increase or accelerate our anticipated costs and expenses, the depletion of our working capital would be accelerated. In the event that our revenues from operations are insufficient to meet our working capital needs, our major shareholder, Sean Conrad, has indicated that he may be willing to provide funds required to maintain the reporting status in the form of a non-secured loan for the next twelve months as the expenses are incurred if no other proceeds are obtained by the Company. However, there is no contract in place or written agreement securing this agreement. Management believes if the Company cannot maintain its reporting status with the SEC it will have to cease all efforts directed towards the Company. As such, any investment previously made would be lost in its entirety.

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

Item 8. Financial Statements and Supplementary Data.

GRCR PARTNERS INC

FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2017 AND 2016

GRCR PARTNERS INC

INDEX TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of GRCR Partners, Inc.

We have audited the accompanying balance sheet of GRCR Partners, Inc. as of September 30, 2017 and 2016, and the related statement of operations, stockholders’ equity (deficit), and cash flows for the period for the years then ended. GRCR Partners, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GRCR Partners, Inc. as of September 30, 3017 and 2016, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Rosenberg Rich Baker Berman & Company

Somerset, New Jersey

January 10, 2018

GRCR PARTNERS INC

BALANCE SHEETS

AS OF SEPTEMBER 30, 2017 AND 2016

ASSETS
	9/30/17	9/30/16
CURRENT ASSETS:
Cash or cash equivalents	$ 2,611	$ 13,973
Accounts receivable, net	16,250	-
TOTAL CURRENT ASSETS	18,861	13,973

Fixed assets, net	-	838
TOTAL ASSETS	$ 18,861	$ 14,811

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$ 25,467	$ 15,129
Accrued taxes	320	320
Accrued interest	1,627	-
Note payable	25,000	-
TOTAL CURRENT LIABILITIES	52,414	15,449

TOTAL LIABILITIES	52,414	15,449

Commitments and Contingencies

STOCKHOLDERS' DEFICIT
Preferred stock, $.0001 par value, 15,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $.0001 par value, 500,000,000 shares
authorized. 2,926,500 and 17,347,500 shares issued and
outstanding, as of September 30, 2017 and 2016 respectively	293	1,735
Additional paid-in capital	55,083	16,740
Common stock subscribed	-	36,400
Retained deficit	(88,928)	(55,513)
TOTAL STOCKHOLDERS' DEFICIT	(33,553)	(638)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 18,861	$ 14,811

The accompanying notes to financial statements are

an integral part of these statements.

GRCR PARTNERS INC

STATEMENT OF OPERATIONS

FOR THE YEARS ENDED SEPTEMBER 30, 2017 AND 2016

	Year Ended September 30, 2017	Year Ended September 30, 2016

Revenues:
Professional service revenues	$ 36,250	$ 130,000
Expense reimbursement	-	7,522
Total Revenues	36,250	137,522

Cost of revenues	21,250	80,700
Cost of revenues from a related party	2,550	8,870
Gross Profit	12,450	47,952

Operating expenses:
Stock based compensation	-	3,475
Depreciation	838	1,676
General and administrative	42,150	113,791
General and administrative costs from a related party	1,250	4,200
Total operating expenses	44,238	123,142

(Loss) from operations	(31,788)	(75,190)

Other expenses
Interest expense	1,627	-
Total other expenses	1,627	-

Net (Loss) before taxes	(33,415)	(75,190)

Income tax (benefit)	-	(3,279)

Net (loss) applicable to common shareholders	$ (33,415)	$ (71,911)

Net (loss) per share - basic and diluted	($0.01)	($0.00)

Weighted number of shares outstanding -
Basic and diluted	4,249,525	17,268,479

The accompanying notes to financial statements are an integral part of these statements.

GRCR PARTNERS INC

STATEMENT OF STOCKHOLDERS' EQUITY(DEFICIT)

FOR THE YEARS ENDED SEPTEMBER 30, 2017 AND 2016

						Common	Retained	Stockholders'
	Preferred Stock		Common		Paid-In	Stock	Earnings	Earnings
	Shares	Par Value	Shares	Par Value	Capital	Subscribed	(Deficit)	(Deficit)

Balance September 30, 2015	-	$ -	1,700,000	$ 1,700	$ 13,300	$ -	$ 16,398	$ 31,398

Issuance of common stock for services			347,500	35	3,400	0		3,435
Common stock subscribed	-	-	0	0	0	36,400		-
Net loss for the period	-	-					(71,911)	(71,911)

Balance September 30, 2016	-	$ -	17,347,500	$ 1,735	$ 16,740	$ 36,400	$ (55,513)	$ (638)

Issuance of common stock			369,000	37	36,863	(36,400)		501
Retirement of common stock			(14,790,000)	(1,479)	1,479			-
Net loss for period	-	-	-				(33,415)	(33,415)

Balance September 30, 2017	-	$ -	2,926,500	$ 293	$ 55,083	$ -	$ (88,928)	$ (33,553)

The accompanying notes to financial statements are an integral part of these statements.

GRCR PARTNERS INC

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED SEPTEMBER 30, 2017 AND 2016

	For the year ended September 30, 2017	For the year ended September 30, 2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$ (33,415)	$ (71,911)
Adjustments to reconcile loss to cash used in operating activities:

Stock based compensation	-	3,475
Depreciation	838	1,676

Change in operating assets and liabilities:
Accounts receivable	(16,250)	10,000
Prepaid expenses	-	5,000
Accrued interest expense	1,627	-
Accounts payable and accrued expenses	10,338	14,129
Income tax payable	-	(3,279)
Net cash (used in) operating activities	(36,862)	(40,910)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	500	36,400
Proceeds from issuance of note payable	25,000	-
Net cash provided by financing activities	25,500	36,400

NET INCREASE (DECREASE) IN CASH	(11,362)	(4,510)

CASH AND CASH EQUIVALENTS at beginning of period	13,973	18,483
CASH AND CASH EQUIVALENTS at end of period	$ 2,611	$ 13,973

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$ -	$ -
Income Taxes	$ -	$ -

The accompanying notes to financial statements are an integral part of these statements.

GRCR PARTNERS INC

NOTES TO FINANCIAL STATEMENTS

Note 1. The Company History and Nature of the Business

GRCR Partners Inc. (the “Company”, “Our” or “We”), formed on January 16, 2015 is a provider of risk management and asset protection (RAP) services for businesses, individuals and families.   Prior to 2017, the Company provided its services primarily to just businesses on a project-based fee arrangement.    During 2017, the Company shifted its business model to more recurring fee based engagements and expanded target markets to included individuals and families.    The Company delivers services following a proprietary progressive bSecure methodology.  The Company believes that by combining expert consulting, proven processes and software, clients can cost effectively build and maintain RAP programs that reduce day-to-day and long-term risks in their work environment, personal and family lives.

The financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern, which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. Since inception, the Company has a retained deficit of $88,928 and has a working capital deficit of $33,707 at September 30, 2017.     Although we are generating revenue, our growth is dependent upon achieving sales growth, management of operating expenses and ability of the Company to obtain the necessary financing to fund future obligations and pay liabilities arising from normal business operations when they come due, and upon profitable operations.

Management has concluded that due to the conditions described above, there is substantial doubt about the entity’s ability to continue as a going concern through January 10, 2019. We have evaluated the significance of these conditions in relation to our ability to meet our obligations and believe that we may need to either borrow funds from our majority shareholder or raise additional capital through equity or debt financings. We expect our current majority shareholder will be willing and able to provide such additional capital. However, we cannot be certain that such capital (from our shareholders or third parties) will be available to us or whether such capital will be available on terms that are acceptable to us.  Any such financing likely would be dilutive to existing stockholders and could result in significant financial operating covenants that would negatively impact our business. If we are unable to raise sufficient additional capital on acceptable terms, we will have insufficient funds to operate our business or pursue our planned growth.

Note 2. Summary of Significant Accounting Policies

Cash and Cash Equivalents

For purposes of reporting within the statement of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents. The Company’s cash and cash equivalents are located in a United States bank.   The Company does not have any cash equivalents as of September 30, 2017 and 2016.

Accounts Receivable

The Company’s accounts receivables are derived from direct customers. Collateral is not required for accounts receivable. The Company maintains an allowance for potential credit losses as considered necessary. The Company performs ongoing reviews of all customers that have breached their payment terms or for whom information has become available indicating a risk of non-recoverability. The Company records an allowance for bad debts for specific customers identified as well as an allowance based on its historical collection experience. The Company’s evaluation of the allowance for potential credit losses requires the use of estimates and the actual results may differ from these estimates. At September 30, 2017 and 2016, the allowance for potential credit losses was $0.

Fixed Assets

Office equipment is stated at cost and depreciated over three years using the straight-line method of accounting.  For the years ended September 30, 2017 and 2016, the company recorded depreciation expense of $838 and $1,676, respectively.

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

Net Income (Loss) per Common Share

Basic income (loss) per share is computed by dividing the net income (loss) attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted income per share is computed similar to basic income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  There were no dilutive financial instruments issued or outstanding for the periods ended September 30, 2017 or 2016.

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

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of September 30, 2017 the carrying value of accounts receivable, accounts payable-trade and accrued liabilities approximated fair value due to the short-term nature and maturity of these instruments.

Customer Concentration Disclosure.

For the years ended September 30, 2017 and 2016, three customers made up 85% and 79% of our revenue, respectively.    Those customers represented 29%, 28% and 28%, and 31%, 26% and 22%, respectively.   There were no customers present in both periods.

Stock-Based Compensation

Stock compensation arrangements with non-employee service providers are accounted for in accordance ASC 505-50 Equity-Based Payments to Non-Employees, using a fair value approach. For the years ended September 30, 2017 and 2016 the Company recorded $0 and $3,475 in stock-based compensation, respectively.

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

3.  Note Payable

On March 16, 2017, the Company executed a promissory note (the “Note”) with an unaffiliated lender in the amount of $25,000.    The Note matures one year from issuance and has a 12% interest rate.    For the year ended September 30, 2017, the Company recorded $1,627 in interest expense.

4. Common Stock

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

5. Income Taxes

The provision for income taxes for the years ended September 30, 2017 and 2016 was follows (assuming a 15%, and 3% effective tax rate for federal and state taxes, respectively):

	For the year ended September 30, 2017	For the year ended September 30, 2016

Tax Provision (Benefit):
Current Federal-State	0	(3,279)
Deferred Tax Benefit	(6,014)	(9,992)
Change in valuation allowance	6,014	9,992
Total tax provision (benefit)	0	(3,279)

The Company had deferred income tax assets as September 30, 2017 as follows:

Loss carry-forwards		$ (16,007)
Less - valuation allowance		16,007

Total net deferred tax assets		$ -

The Company has net operating losses of $89,083 to carry-forward that expire in 2038.

The Company did not identify any material uncertain tax positions. The Company did not recognize any interest or penalties for unrecognized tax benefits.

The federal income tax returns of the Company are subject to examination by the IRS, generally for three years after they are filed.   All returns since inception are still subject to examination.

6. Related Party Loans and Transactions

The Company has paid the sole shareholder, officer and director $3,800 and $13,070 for years ended September 30, 2017 and 2016, respectively.    Such amounts were for professional services performed and have been included as cost of revenue related party of $2,550 and $8,870, and, in general and administrative line as related party costs of $1,250 and $4,200, respectively. The Company has no formal contract in place with its sole officer and director.

7. Subsequent Events

None as of date of report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of our Annual Report on Form 10-K, an evaluation was carried out by management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act) as of September 30, 2017.   Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

During evaluation of disclosure controls and procedures as of September 30, 2017 conducted as part of our annual audit and preparation of our annual financial statements, management conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures and concluded that our disclosure controls and procedures were not effective. Management determined that at September 30, 2017, we had a material weakness that relates to the relatively small number of employees who have bookkeeping and accounting functions and therefore prevents us from segregating duties within our internal control system.

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

In order to ensure that our internal control over financial reporting is effective, management regularly assesses controls and did so most recently for its financial reporting as of September 30, 2017.   This assessment was based on criteria for effective internal control over financial reporting described in the 2013 Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this assessment, management has concluded that, as of September 30, 2017, we had a material weakness that relates to the relatively small number of employees who have bookkeeping and accounting functions and therefore prevents us from segregating duties within our internal control system. The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews.

This annual report filed on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.    However, per Item 308(a) of Regulation S-K, other than the segregation of duties identified in the aforementioned paragraph, management believes its internal control over financial reporting is effective.

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

Our management consists of:

Name	Age	Title

Sean Conrad	37	Chairman, Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer)

Mr. Conrad has served as our President, Sole Director, CFO, CEO since our inception (January 16, 2015).   Mr. Conrad has been involved in the insurance and risk management advisory business for over 15 years.    From 2009 through today, Mr. Conrad has spent most of his time advising business owners and individuals on risk management.    During that time, Mr. Conrad has been a registered insurance agent whose responsibilities included business development, management, recruiting and client servicing.

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

No member of management will be required by us to work on a full-time basis. Accordingly, certain conflicts of interest may arise between us and our officer(s) and director(s) in that they may have other business interests in the future to which they devote their attention, and they may be expected to continue to do so although management time must also be devoted to our business. As a result, conflicts of interest may arise that can be resolved only through their exercise of such judgment as is consistent with each officer's understanding of his/her fiduciary duties to us.

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

•

has had any bankruptcy petition filed by or against any business of which he was a general partner or executive officer, either at the time of the bankruptcy or within two years prior to that time;

•

been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

•

been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities, futures, commodities or banking activities;

•

been found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

•

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

Item 11. Executive Compensation.

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table presents summary information regarding the total compensation awarded to, earned by, or paid to each of the named executive officers for services rendered:

Name and principal position (a)	YePeriod	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Sean Conrad CEO, CFO and Director	Inception (January 16, 2015) to September 30, 2015	4,650	-	-	-	-	-	-	-
	Year ended September 30, 2016	13,070	-	-	-	-	-	-	-
	Year ended September 30, 2017	3,800	-	-	-	-	-	-	-

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

Employment Agreement

There is no formal employment arrangement with Mr. Conrad at this time.  As the date of this filing we have no permanent staff other than our President, Sean Conrad who is employed elsewhere and has the flexibility to work on the Company up to 15 hours per week.     He is prepared to devote more time to our operations as may be required and as our finances permit.    Mr. Conrad’s compensation has not been fixed or based on any percentage calculations. He will make all decisions determining the amount and timing of his compensation and, for the immediate future, has elected not to receive any compensation which permits us to meet our financial obligations. Mr. Conrad’s compensation amount may be formalized if and when the Company obtains future financing beyond the offering or if the Company generates sufficient cash flow to support his salary.   Until such time, Mr. Conrad will be paid for select client delivery or other management services provided.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

As of September 30, 2017 we had 2,926,500 shares of common stock outstanding which are held by 32 shareholders. The chart below sets forth the ownership, or claimed ownership, of certain individuals and entities. This chart discloses those persons known by the board of directors to have, or claim to have, beneficial ownership of more than 5% of the outstanding shares of our common stock as of September 30 2017; of all directors and executive officers of GRCR; and of our directors and officers as a group

Name	Number of Shares(1)	% Ownership

SCM Holdings II, LLC (2)	2,505,000	85.6%
All officers and directors	2,505,000	85.6%

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

(2)	Mr. Conrad is the sole officer and director of the Company. His address is the address of the Company.

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

Item 14. Principal Accounting Fees and Services.

The following table indicates the fees paid by us for services performed for the:

	Year Ended September 30, 2017	Year Ended September 30, 2016

Audit Fees	$15,000	$14,000
All Other Fees	1,500	1,000

Total	$16,500	$15,000

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following exhibits are incorporated into this Form 10-K Annual Report:

Exhibit Number	Description

31.1*	Rule 13a-14(a) Certification of the Chief Executive and Financial Officer
32.1*	Section 1350 Certification of Chief Executive and Financial Officer

*	Filed along with this document
Principal Financial Officer
Principal Accounting Officer

 SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRCR PARTNERS INC

Dated: January 10, 2018	By:	/s/SEAN CONRAD
Sean Conrad
Chief Executive and Financial Officer, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date
/s/Sean Conrad Sean Conrad	Chief Executive Officer and Accounting Officer, Director	January 10, 2018