Form 10-Q
period 2017-12-31
GRCR Partners Inc
filed 2018-02-14
CIK 1661600

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the three months ended December 31, 2017

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

Smaller reporting company [X]  Emerging Growth Company [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  [  ]  No  [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding February 14, 2018
Common Stock, $0.0001 par value per share	2,926,500 shares

PART I. Financial Information

Item 1. Interim Financial Statements.

GRCR PARTNERS INC

CONDENSED BALANCE SHEETS

AS OF DECEMBER 31, 2017 (UNAUDITED) AND SEPTEMBER 30, 2017

ASSETS
	12/31/2017	9/30/2017
CURRENT ASSETS:
Cash or cash equivalents	$ 2,197	$ 2,611
Accounts receivable, net	7,700	16,250
TOTAL CURRENT ASSETS	9,897	18,861

TOTAL ASSETS	$ 9,897	$ 18,861

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$ 23,316	$ 25,467
Accrued taxes	320	320
Accrued interest	2,384	1,627
Note payable	25,000	25,000
TOTAL CURRENT LIABILITIES	51,020	52,414

TOTAL LIABILITIES	51,020	52,414

Commitments and Contingencies

STOCKHOLDERS' (DEFICIT):
Preferred stock, $.0001 par value, 15,000,000 shares
authorized, none issued and outstanding	-	-
Common stock, $.0001 par value, 500,000,000 shares authorized, 2,926,500 issued and outstanding
as of December 31, 2017 and September 30, 2017	293	293
Additional paid-in capital	55,082	55,082
Common stock subscribed	-	-
Retained earnings (deficit)	(96,498)	(88,928)
TOTAL STOCKHOLDERS' (DEFICIT)	(41,123)	(33,553)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 9,897	$ 18,861

The accompanying notes to financial statements are

an integral part of these statements.

GRCR PARTNERS INC

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2017 AND 2016

	Three Months Ended December 31, 2017	Three Months Ended December 31, 2016
	(Unaudited)	(Unaudited)
Revenues:
Professional service revenues	$ 16,450	$ -
Total Revenues	16,450	-

Cost of revenues	8,300	-
Cost of revenues from a related party	1,750	-
Gross Profit	6,400	-

Operating expenses:
Depreciation	-	419
General and administrative	12,964	20,245
General and administrative costs from a related party	250	250
Total operating expenses	13,214	20,914

Loss from operations	(6,814)	(20,914)

Other expenses
Interest expense	756	-
Total other expenses	756	-

Loss before taxes	(7,570)	(20,914)

Net loss applicable to common shareholders	$ (7,570)	$ (20,914)

Net loss per share - basic and diluted	($0.00)	($0.00)

Weighted number of shares outstanding -
Basic and diluted	2,926,500	8,175,457

The accompanying notes to financial statements are an integral part of these statements.

GRCR PARTNERS INC

CONDENSED STATEMENT OF STOCKHOLDERS' (DEFICIT)

FOR THE THREE MONTHS ENDED DECEMBER 31, 2017 (UNAUDITED)

	Preferred Stock		Common		Paid-In	Retained	Stockholders'
	Shares	Par Value	Shares	Par Value	Capital	(Deficit)	(Deficit)

Balance September 30, 2017		$ -	2,926,500	$ 293	$ 55,082	$ (88,928)	$ (33,553)

Net loss for period	-	-	-			(7,570)	(7,570)

Balance December 31, 2017		$ -	2,926,500	$ 293	$ 55,082	$ (96,498)	$ (41,123)

The accompanying notes to financial statements are an integral part of these statements.

GRCR PARTNERS INC

CONDENSED STATEMENTS OF CASH FLOW

FOR THE THREE MONTHS ENDED DECEMBER 31, 2017 AND 2016

	For the three months ended December 31, 2017 (Unaudited)	For the three months ended December 31, 2016 (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (7,570)	$ (20,914)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	-	419

Change in operating assets and liabilities:
Accounts receivable	8,550	-
Accrued interest	757	-
Accounts payable and accrued expenses	(2,151)	9,758
Net cash used in operating activities	(414)	(10,737)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	500
Net cash provided by financing activities	-	500

NET DECREASE IN CASH	(414)	(10,237)

CASH AND CASH EQUIVALENTS
at beginning of period	2,611	13,973

CASH AND CASH EQUIVALENTS
at end of period	$ 2,197	$ 3,736

Supplemental disclosure of cash flow information
Cash paid for:
Interest	-	-
Income Taxes	-	-

The accompanying notes to financial statements are an integral part of these statements.

GRCR PARTNERS INC

NOTES TO UNAUDITED INTERIM CONDENSED FINANCIAL STATEMENTS

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

The financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern, which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. Since inception, the Company has a retained deficit of $96,498 and has a working capital deficit of $41,123 at December 31, 2017. Although we are generating revenue, our growth is dependent upon achieving sales growth, management of operating expenses and ability of the Company to obtain the necessary financing to fund future obligations and pay liabilities arising from normal business operations when they come due, and upon profitable operations.

Management has concluded that due to the conditions described above, there is substantial doubt about the entity’s ability to continue as a going concern through February 2019. We have evaluated the significance of these conditions in relation to our ability to meet our obligations and believe that we may need to either borrow funds from our majority shareholder or raise additional capital through equity or debt financings. We expect our current majority shareholder will be willing and able to provide such additional capital. However, we cannot be certain that such capital (from our shareholders or third parties) will be available to us or whether such capital will be available on terms that are acceptable to us.  Any such financing likely would be dilutive to existing stockholders and could result in significant financial operating covenants that would negatively impact our business. If we are unable to raise sufficient additional capital on acceptable terms, we will have insufficient funds to operate our business or pursue our planned growth.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation and Organization

The accompanying financial statements of the Company were prepared from the accounts of the Company under the accrual basis of accounting.  The balance sheet at September 30, 2017 was derived from audited financial statements but does not include all disclosures required by accounting principals generally accepted in the United States of America. The other information in these condensed financial statements is unaudited but, in the opinion of management, reflects all adjustments necessary for the fair presentation of the results for the periods covered.  These financial statements should be read in conjunction with the financial statements and additional information as contained in our Form 10K for the year ended September 30, 2017.

Cash and Cash Equivalents

For purposes of reporting within the statement of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents. The Company’s cash and cash equivalents are located in a United States bank.  The Company does not have any cash equivalents as of December 31, 2017 or September 30, 2017.

Accounts Receivable

The Company’s accounts receivables are derived from direct customers. Collateral is not required for accounts receivable. The Company maintains an allowance for potential credit losses as considered necessary. The Company performs ongoing reviews of all customers that have breached their payment terms or for whom information has become available indicating a risk of non-recoverability. The Company records an allowance for bad debts for specific customers identified as well as an allowance based on its historical collection experience. The Company’s evaluation of the allowance for potential credit losses requires the use of estimates and the actual results may differ from these estimates. At December 31, 2017 and September 30 2017, the allowance for potential credit losses was $0.

Fixed Assets

Office equipment is stated at cost and depreciated over three years using the straight-line method of accounting. For the three months ended December 31, 2017, and 2016, the Company recorded depreciation expense of $0 and $419, respectively.

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

Net Income (Loss) per Common Share

Basic income (loss) per share is computed by dividing the net income (loss) attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted income per share is computed similar to basic income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  There were no dilutive financial instruments issued or outstanding for the periods ended December 31, 2017 or 2016.

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

The Tax Cuts and Jobs Act (the “Act”) was signed into law on December 22, 2017. Among its numerous changes to the Internal Revenue Code, the Act reduces U.S. corporate rates from 35% to 21%. Additionally, the Act limits the use of net operating loss carry backs, however any future net operating losses will instead be carried forward indefinitely. Only 80% of current income will be able to be offset with a net operating loss carryforward, with the remainder of the net operating loss continuing to carry forward. Based on an initial assessment of the Act, the Company believes that the most significant impact on the Company’s consolidated financial statements will be reduction of deferred tax assets related to net operating losses.  Such reduction is expected to be largely offset by changes to the Company’s valuation allowance.

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of December 31, 2017 the carrying value of accounts receivable, accounts payable-trade and accrued liabilities approximated fair value due to the short-term nature and maturity of these instruments.

Customer Concentration Disclosure.

For the three months ended December 31, 2017 and 2016, 3 and 0 customers made up 91% and 0% of our revenue, respectively.    Those customers represented 53%, 20% and 18% for three months ended December 31, 2017 and 0% for the three months ended December 31, 2016.

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

Note 3. Note Payable

On March 16, 2017, the Company executed a promissory note (the “Note”) with an unaffiliated lender in the amount of $25,000. The Note matures one year from issuance and has a 12% interest rate. For the three months ended December 31, 2017, the Company recorded $756 in interest expense.

Note 4. Related Party Transactions

The Company has paid the majority shareholder, officer and director $2,000 for the three month period ended December 31, 2017. Such amounts were for professional services performed and have been included as cost of revenue related party of $1,750, and, in general and administrative line as related party costs of $250, respectively. The Company has no formal contract in place with its sole officer and director.

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

Summary of Business

GRCR Partners Inc. (the “Company”, “Our” or “We”) was formed on January 16, 2015 under the laws of the State of Delaware.   We are a provider of risk management and asset protection services for businesses, individuals and families. Our offices are located at 1771 Post Rd East #178, Westport CT 06880. Our telephone number is 203-307-1179 and our website is www.grcrpartners.com

Prior to 2017, the Company provided its services primarily to small businesses on a project-based fee arrangement. During 2017, the Company shifted its business model to more recurring fee based engagements and expanded target markets to included individuals and families.    The Company delivers services following its progressive bSecure methodology.    The Company believes that by combining expert consulting, proven processes and software, clients can cost effectively build and maintain RAP programs that reduce day-to-day and long-term risks in their work environment, personal and family lives.

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

Over the next twelve months we plan to;

-

Build out awareness to our “bSecure” workshop series and procure additional corporate sponsors and educational partners Through the Free or Corporate/Community Sponsored workshops, attendees learn about risk management planning and can work through the development of their custom plan.    During the quarter we held our first workshop.    The workshops have been purposely built to be progressive and include;

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

Workshop 4 – By invite only, interactive session where attendees complete their first draft of a risk management plan

•

Expand our socials media efforts, including, launching a Facebook for business page.   We plan to do more internet marketing that might include, search engine marketing, blogging, organic and paid for search engine optimization.  During the quarter we launched our new website.   From the website, visitors may now download our CEO’s new white paper entitled “Defining Risk – Roles and Metrics.”    A version is available for both business owners and individuals   During the quarter end we commenced testing of our industry targeting social media plans through the distribution of information to over 1500 broker dealers and registered investment advisors in the northeastern United States.

•

Further explore the use of “For-Cause Alliance Partnerships” whereby we partner up with non-profit educational-like mission based organizations to further both business plans and reputation with the local community.

•

Complete the development of our Risk Management Health Checkup to be used with 1 on 1 risk management planning session

•

Producing a survey related to risk management for both individuals and businesses which will be used to complete a report as a follow-up to our CEO’s whitepaper – Defining Risk:  Roles and Metrics.

Results of Operations

Summary of Key Results

For the unaudited three months ending December 31, 2017 and 2016

Revenues and Cost of Revenues

Total revenue for the three months ended December 31, 2017 and 2016, was $16,450 versus $0, respectively. Revenues are from professional services.   The increase in revenue was due to new clients.

Cost of revenue for the three months ended December 31, 2017 and 2016, was $10,050 versus $0, respectively.   Cost of revenue included payments to third party independent contractors plus $1,750 and $0 paid to a related party for the three months ended December 31, 2017 and 2016, respectively.

Operating Expenses

Total operating expenses for the three months ended December 31, 2017 and 2016, was $13,214 versus $20,914, respectively. This was primarily due to decreased professional services fees and included depreciation expense of $0 and $419 for the three months ended December 31, 2017 and 2016, respectively.  Operating expenses included payments of $250 and $250 to a related party for the three months ended December 31, 2017 and 2016, respectively.

Liquidity and Capital Resources

As of December 31, 2017

Since inception (January 16, 2015) the Company had a cumulative net loss of $96,498 and we have a working capital deficit of $41,123 at December 31, 2017.   Although we are generating recurring revenue, our future growth in dependent upon achieving further sales growth, management of operating expenses and ability of the Company to obtain the necessary financing to fund future obligations, and upon profitable operations.

Since our inception (January 16, 2015) through December 31, 2017, we have generated total revenues of $300,396. As of December 31, 2017, our cash balance was $2,197 and we had accounts receivable of $7,700. We believe we will require a minimum of $50,000 in additional cash over the next 12 months to pay for the remainder of our total offering costs, maintain our regulatory reporting and filings and cover our operations costs. Should our revenues not increase as expected and if our costs and expenses prove to be greater than we currently anticipate, or should we change our current business plan in a manner that will increase or accelerate our anticipated costs and expenses, the depletion of our working capital would be accelerated. In the event that our revenues from operations are insufficient to meet our working capital needs, our major shareholder, Sean Conrad, has indicated that he may be willing to provide funds required to maintain the reporting status in the form of a non-secured loan for the next twelve months as the expenses are incurred if no other proceeds are obtained by the Company. However, there is no contract in place or written agreement securing this agreement. Management believes if the Company cannot maintain its reporting status with the SEC it will have to cease all efforts directed towards the Company. As such, any investment previously made would be lost in its entirety.

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

GRCR Partners Inc

Dated: February 14, 2018	By:	/s/Sean Conrad
Sean Conrad
Chief Executive Officer, Chief Accounting Officer & Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date
/s/Sean Conrad Sean Conrad	Chief Executive Officer, Chief Accounting Officer & Chairman	February 14, 2018