Form 10-Q
period 2018-03-31
GRCR Partners Inc
filed 2018-05-21
CIK 1661600

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the six months ended March 31, 2018

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

Smaller reporting company [X]  Emerging Growth Company [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  [  ]  No  [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding May 21, 2018
Common Stock, $0.0001 par value per share	2,926,500 shares

PART I. Financial Information

Item 1. Interim Financial Statements.

Condensed Balance Sheets as of March 31, 2018 (Unaudited) and September 30, 2017	F-1

Condensed Statements of Operations for the three and six months ended March 31, 2018 and 2017 (unaudited)	F-2

Condensed Statements of Cash Flow for the six months ended March 31, 2018 and 2017 (Unaudited)	F-3

Notes to Unaudited Condensed Financial Statements	F-4

GRCR PARTNERS INC

CONDENSED BALANCE SHEETS

AS OF MARCH 31, 2018 (UNAUDITED) AND SEPTEMBER 30, 2017

ASSETS
	3/31/18	9/30/17
CURRENT ASSETS:
Cash or cash equivalents	$ 8,000	$ 2,611
Accounts receivable, net	5,000	16,250
TOTAL CURRENT ASSETS	13,000	18,861

TOTAL ASSETS	$ 13,000	$ 18,861

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$ 24,878	$ 25,466
Accrued taxes	320	320
Accrued interest	3,124	1,627
Note payable	25,000	25,000
TOTAL CURRENT LIABILITIES	53,322	52,413

TOTAL LIABILITIES	53,322	52,413

Commitments and Contingencies

STOCKHOLDERS' (DEFICIT):
Preferred stock, $.0001 par value, 15,000,000 shares
authorized, none issued and outstanding	-	-
Common stock, $.0001 par value, 500,000,000 shares authorized, 2,926,500 issued and outstanding
as of March 31, 2018 and September 30, 2017	293	293
Additional paid-in capital	55,083	55,083
Retained (deficit)	(95,698)	(88,928)
TOTAL STOCKHOLDERS' (DEFICIT)	(40,322)	(33,552)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 13,000	$ 18,861

The accompanying notes to financial statements are

an integral part of these statements.

GRCR PARTNERS INC

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2018 AND 2017

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017	Six Months Ended March 31, 2018	Six Months Ended March 31, 2017
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues:
Professional service revenues	$ 27,260	$ 9,000	$ 43,710	$ 9,000
Expense reimbursement	2,717	-	2,717	-
Total Revenues	29,977	9,000	46,427	9,000

Cost of revenues	13,250	4,500	21,550	4,500
Gross Profit	16,727	4,500	24,877	4,500

Operating expenses:
Marketing and sales	1,535		2,141	-
Depreciation	-	419	-	838
General and administrative	13,551	8,119	27,660	28,364
General and administrative costs from a related party	100	-	350	250
Total operating expenses	15,187	8,538	30,151	29,452

Income (Loss) from operations	1,541	(4,038)	(5,274)	(24,952)

Other Expenses
Interest expense	740	123	1,496	123
Total other expenses	740	123	1,496	123

Income (Loss) before taxes	801	(4,161)	(6,770)	(25,075)

Net Income (Loss) applicable to common shareholders	$ 801	$ (4,161)	$ (6,770)	$ (25,075)

Net income (loss) per share - basic and diluted	$ 0.00	($0.00)	($0.00)	($0.00)

Weighted number of shares outstanding -
Basic and diluted	2,926,500	2,926,500	2,926,500	5,579,819

The accompanying notes to financial statements are an integral part of these statements.

GRCR PARTNERS INC

CONDENSED STATEMENTS OF CASH FLOW

FOR THE SIX MONTHS ENDED MARCH 31, 2018 AND 2017

	For the six months ended March 31, 2018	For the six months ended March 31, 2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$ (6,770)	$ (25,075)
Adjustments to reconcile net (loss) to cash provided by (used in) operating activities:
Depreciation	-	838

Change in operating assets and liabilities:
Accounts receivable	11,250	(9,000)
Accrued interest	1,497	123
Accounts payable and accrued expenses	(588)	10,062
Net cash provided by (used in) operating activities	5,389	(23,052)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	500
Proceeds from issuance of note	-	25,000
Net cash provided by financing activities	-	25,500

NET INCREASE (DECREASE) IN CASH	5,389	2,448

CASH AND CASH EQUIVALENTS at beginning of period	2,611	13,973
CASH AND CASH EQUIVALENTS at end of period	$ 8,000	$ 16,421

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

The financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern, which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. Since inception, the Company has a retained deficit of $95,698 and has a working capital deficit of $40,322 at March 31, 2018. Although we are generating revenue, our growth is dependent upon achieving sales growth, management of operating expenses and ability of the Company to obtain the necessary financing to fund future obligations and pay liabilities arising from normal business operations when they come due, and upon profitable operations.

Management has concluded that due to the conditions described above, there is substantial doubt about the entity’s ability to continue as a going concern through May 2019. We have evaluated the significance of these conditions in relation to our ability to meet our obligations and believe that we may need to either borrow funds from our majority shareholder or raise additional capital through equity or debt financings. We expect our current majority shareholder will be willing and able to provide such additional capital. However, we cannot be certain that such capital (from our shareholders or third parties) will be available to us or whether such capital will be available on terms that are acceptable to us.  Any such financing likely would be dilutive to existing stockholders and could result in significant financial operating covenants that would negatively impact our business. If we are unable to raise sufficient additional capital on acceptable terms, we will have insufficient funds to operate our business or pursue our planned growth.

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

Cash and Cash Equivalents

For purposes of reporting within the statement of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents. The Company’s cash and cash equivalents are located in a United States bank.  The Company does not have any cash equivalents as of March 31, 2018 or September 30, 2017.

Accounts Receivable

The Company’s accounts receivables are derived from direct customers. Collateral is not required for accounts receivable. The Company maintains an allowance for potential credit losses as considered necessary. The Company performs ongoing reviews of all customers that have breached their payment terms or for whom information has become available indicating a risk of non-recoverability. The Company records an allowance for bad debts for specific customers identified as well as an allowance based on its historical collection experience. The Company’s evaluation of the allowance for potential credit losses requires the use of estimates and the actual results may differ from these estimates. At March 31, 2018 and September 30 2017, the allowance for potential credit losses was $0.

Fixed Assets

Office equipment is stated at cost and depreciated over three years using the straight-line method of accounting. For the three and six months ended March 31, 2018, and 2017, the Company recorded depreciation expense of $0 and $419, and $0 and $838, respectively.

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

Net Income (Loss) per Common Share

Basic income (loss) per share is computed by dividing the net income (loss) attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted income per share is computed similar to basic income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  There were no dilutive financial instruments issued or outstanding for the periods ended March 31, 2018 or 2017.

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

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of March 31, 2018 the carrying value of accounts receivable, accounts payable-trade and accrued liabilities approximated fair value due to the short-term nature and maturity of these instruments.

Customer Concentration Disclosure.

For the three months ended March 31, 2018 and 2017, 4 and 3 customers made up 97% and 100% of our revenue, respectively.    Those customers represented 30%, 30%, 27% and 10%, and 44%, 44% and 12%, respectively for three months ended March 31, 2018 and 2017.

For the six months ended March 31, 2018 and 2017, 3 and 3 customers made up 74% and 100% of our revenue, respectively.    Those customers represented 36%, 19%, 19% and 44%, 44% and 12%, respectively for six months ended March 31, 2018 and 2017.

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

Recent accounting pronouncements

In March 2016, the Financial Accounting Standards Board issued Accounting Standards Codification Update No. 2016-09 Compensation – Stock Compensation (Topic 718). The amendments in this update affect all entities that issue share-based payment awards to their employees. The areas for simplification in this Update involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. For public business entities, the amendments in this Update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. There was no impact to the Company on the adoption of this.

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

Note 3. Note Payable

On March 16, 2017, the Company executed a promissory note (the “Note”) with an unaffiliated lender in the amount of $25,000.  The Note matures one year from issuance and has a 12% interest rate.   Through an addendum to the Note dated February 15, 2018, the Note’s due date was extended until September 16, 2018.

For the three and six months ended March 31, 2018 and 2017, the Company recorded $740 and $123, and $1,496 and $123 in interest expense, respectively.

Note 4. Related Party Transactions

The Company has paid the majority shareholder, officer and director $100 and $0 and $350 and $250, for the three and six month periods ended March 31, 2018 and 2017, respectively.  Such amounts are presented in the statements of operations, in the general and administrative line as related party costs.  The Company has no formal contract in place with its sole officer and director.

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

Over the next twelve months we plan to;

-

Build out awareness to our “bSecure” workshop series and procure additional corporate sponsors and educational partners Through the Free or Corporate/Community Sponsored workshops, attendees learn about risk management planning and can work through the development of their custom plan.    In 2018 we delivered our first worshop.  The workshops have been purposely built to be progressive and include;

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

Workshop 4 – By invite only, interactive session where attendees complete their first draft of a risk management plan

•

Expand our socials media efforts, including, launching a Facebook for business page.   We plan to do more internet marketing that might include, search engine marketing, blogging, organic and paid for search engine optimization.  In 2018 we launched our new website.   From the website, visitors may now download our CEO’s new white paper entitled “Defining Risk – Roles and Metrics.”    A version is available for both business owners and individuals   In 2018 we commenced testing of our industry targeting social media plans through the distribution of information to over 1500 broker dealers and registered investment advisors in the northeastern United States.

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

Results of Operations

Summary of Key Results

For the unaudited three months ending March 31, 2018 and 2017

Revenues and Cost of Revenues

Total revenue for the three months ended March 31, 2018 and 2017, was $29,977 versus $9,000, respectively. Revenues are from professional services. The increase in revenue was due to new client engagements driven by more sales and marketing efforts. This also includes new offering based on the Company’s move to more recurring monthly engagements which drives a more predictable revenue flow.

Cost of revenue for the three months ended March 31, 2018 and 2017, was $13,250 versus $4,500, respectively. Cost of revenue included payments to third party independent contractors.

Operating Expenses

Total operating expenses for the three months ended March 31, 2018 and 2017, was $15,187 versus $8,538, respectively. This was primarily due to increased marketing and sales efforts and professional services and included depreciation expense of $0 and $419 for the three months ended March 31, 2018 and 2017, respectively.  Operating expenses included payments of $100 and $0 to a related party for the three months ended March 31, 2018 and 2017, respectively.

For the unaudited six months ending March 31, 2018 and 2017

Revenues and Cost of Revenues

Total revenue for the six months ended March 31, 2018 and 2017, was $46,427 versus $9,000, respectively. Revenues are from professional services and expense reimbursements.  The increase in revenue was due to new client engagements driven by more sales and marketing efforts. This also includes new offering based on the Company’s move to more recurring monthly engagements which drives a more predictable revenue flow.

Cost of revenue for the six months ended March 31, 2018 and 2017, was $21,550 versus $4,500, respectively. Cost of revenue included payments to third party independent contractors.

Operating Expenses

Total operating expenses for the six months ended March 31, 2018 and 2017, was $30,151 versus $29,452, respectively. This was primarily due to increased marketing and sales efforts and included depreciation expense of $0 and $838 for the three months ended March 31, 2018 and 2017, respectively.  Operating expenses included payments of $350 and $250 to a related party for the six months ended March 31, 2018 and 2017, respectively.

Liquidity and Capital Resources

As of March 31, 2018

Since inception (January 16, 2015) the Company had a cumulative net loss of $95,698 and we have a working capital deficit of $40,322 at March 31, 2018.   Although we are generating recurring revenue, and had a profit for the most recent quarter end, our future growth in dependent upon achieving further sales growth, management of operating expenses and ability of the Company to obtain the necessary financing to fund future obligations, and upon profitable operations.

Since our inception (January 16, 2015) through March 31, 2018, we have generated total revenues of $330,374. As of March 31, 2018, our cash balance was $8,000 and we had accounts receivable of $5,000. We believe we will require a minimum of $50,000 in additional cash over the next 12 months to maintain our regulatory reporting and filings and cover our operations costs. Should our revenues not increase as expected and if our costs and expenses prove to be greater than we currently anticipate, or should we change our current business plan in a manner that will increase or accelerate our anticipated costs and expenses, the depletion of our working capital would be accelerated. In the event that our revenues from operations are insufficient to meet our working capital needs, our major shareholder, Sean Conrad, has indicated that he may be willing to provide funds required to maintain the reporting status in the form of a non-secured loan for the next twelve months as the expenses are incurred if no other proceeds are obtained by the Company. However, there is no contract in place or written agreement securing this agreement. Management believes if the Company cannot maintain its reporting status with the SEC it will have to cease all efforts directed towards the Company. As such, any investment previously made would be lost in its entirety.

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

GRCR Partners Inc

Dated: May 21, 2018	By:	/s/Sean Conrad
Sean Conrad
Chief Executive Officer, Chief Accounting Officer & Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date
/s/Sean Conrad Sean Conrad	Chief Executive Officer, Chief Accounting Officer & Chairman	May 21, 2018