Form 10-Q
period 2018-06-30
GRCR Partners Inc
filed 2018-08-20
CIK 1661600

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PERSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the six months ended June 30, 2018

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Smaller reporting company [X]  Emerging Growth Company [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  [  ]  No  [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding August 20, 2018
Common Stock, $0.0001 par value per share	2,926,500 shares

PART I. Financial Information

Item 1. Interim Financial Statements.

Condensed Balance Sheets as of June 30, 2018 (Unaudited) and September 30, 2017	F-1

Condensed Statements of Operations for the three and nine months ended June 30, 2018 and 2017 (unaudited)	F-2

Condensed Statements of Cash Flow for the nine months ended June 30, 2018 and 2017 (Unaudited)	F-3

Notes to Unaudited Condensed Financial Statements	F-4

GRCR PARTNERS INC

CONDENSED BALANCE SHEETS

AS OF JUNE 30, 2018 (UNAUDITED) AND SEPTEMBER 30, 2017

ASSETS
	6/30/18	9/30/17
CURRENT ASSETS:
Cash or cash equivalents	$ 251	$ 2,611
Accounts receivable, net	5,000	16,250
TOTAL CURRENT ASSETS	5,251	18,861

TOTAL ASSETS	$ 5,251	$ 18,861

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$ 24,801	$ 25,466
Accrued taxes	320	320
Accrued interest	3,872	1,627
Note payable	25,000	25,000
TOTAL CURRENT LIABILITIES	53,993	52,413

TOTAL LIABILITIES	53,993	52,413

Commitments and Contingencies

STOCKHOLDERS' (DEFICIT):
Preferred stock, $.0001 par value, 15,000,000 shares
authorized, none issued and outstanding	-	-
Common stock, $.0001 par value, 500,000,000 shares authorized, 2,926,500 issued and outstanding
as of June 30, 2018 and September 30, 2017	293	293
Additional paid-in capital	55,083	55,083
Retained (deficit)	(104,118)	(88,928)
TOTAL STOCKHOLDERS' (DEFICIT)	(48,742)	(33,552)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 5,251	$ 18,861

The accompanying notes to financial statements are

an integral part of these statements.

GRCR PARTNERS INC

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2018 AND 2017

	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017	Nine Months Ended June 30, 2018	Nine Months Ended June 30, 2017
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues:
Professional service revenues	$ 13,750	$ 16,000	$ 57,460	$ 25,000
Expense reimbursement	735	-	3,452	-
Total Revenues	14,485	16,000	60,912	25,000

Cost of revenues	7,000	5,500	28,550	10,000
Cost of revenues from a related party	1,500	2,000	3,250	2,000
Gross Profit	5,985	8,500	29,112	13,000

Operating expenses:
Marketing and sales	-		2,141	-
Depreciation	-	-	-	838
General and administrative	13,157	5,493	39,067	34,107
General and administrative costs from a related party	500	1,000	850	1,000
Total operating expenses	13,657	6,493	42,058	35,945

Income (Loss) from operations	(7,672)	2,007	(12,946)	(22,945)

Other Expenses
Interest expense	748	748	2,244	871
Total other expenses	748	748	2,244	871

Income (Loss) before taxes	(8,420)	1,259	(15,190)	(23,816)

Net Income (Loss) applicable to common shareholders	$ (8,420)	$ 1,259	(15,190)	(23,816)

Net income (loss) per share - basic and diluted	($0.00)	$ 0.00	($0.01)	($0.01)

Weighted number of shares outstanding -
Basic and diluted	2,926,500	2,926,500	2,926,500	4,695,379

The accompanying notes to financial statements are an integral part of these statements.

GRCR PARTNERS INC

CONDENSED STATEMENTS OF CASH FLOW

FOR THE NINE MONTHS ENDED JUNE 30, 2018 AND 2017

	For the nine months ended June 30, 2018	For the nine months ended June 30, 2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$ (15,190)	$ (23,816)
Adjustments to reconcile net (loss) to cash (used in) operating activities:
Depreciation	-	838

Change in operating assets and liabilities:
Accounts receivable	11,250	(10,500)
Accrued interest	2,245	871
Accounts payable and accrued expenses	(665)	2,077
Net cash (used in) operating activities	(2,360)	(30,530)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	500
Proceeds from issuance of note	-	25,000
Net cash provided by financing activities	-	25,500
NET (DECREASE) IN CASH	(2,360)	(5,030)

CASH AND CASH EQUIVALENTS at beginning of period	2,611	13,973
CASH AND CASH EQUIVALENTS at end of period	$ 251	$ 8,943

Supplemental disclosure of cash flow information
Cash paid for:
Interest	-	-
Income Taxes	-	-

The accompanying notes to financial statements are an integral part of these statements.

GRCR PARTNERS INC

NOTES TO UNAUDITED INTERIM CONDENSED FINANCIAL STATEMENTS

Note 1. The Company History and Nature of the Business

GRCR Partners Inc. (the “Company”, “Our” or “We”), formed on January 16, 2015 is a provider of risk management and asset protection (RAP) services for businesses, individuals and families. Prior to 2017, the Company provided its services primarily to businesses on a project-based fee arrangement. During 2017, the Company shifted its business model to more recurring fee based engagements and expanded target markets to included individuals and families. The Company delivers services following a proprietary progressive bSecure methodology. The Company believes that by combining expert consulting, proven processes and software, clients can cost effectively build and maintain RAP programs that reduce day-to-day and long-term risks in their work environment, personal and family lives.

The financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern, which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. Since inception, the Company has a retained deficit of $104,118 and has a working capital deficit of $48,742 at June 30, 2018. Although we are generating revenue, our growth is dependent upon achieving sales growth, management of operating expenses and ability of the Company to obtain the necessary financing to fund future obligations and pay liabilities arising from normal business operations when they come due, and upon profitable operations.  The Company may also explore other grow opportunities, including, but not limited to, a merger or acquisitions.

Management has concluded that due to the conditions described above, there is substantial doubt about the entity’s ability to continue as a going concern through August 2019. We have evaluated the significance of these conditions in relation to our ability to meet our obligations and believe that we may need to either borrow funds from our majority shareholder or raise additional capital through equity or debt financings. We expect our current majority shareholder will be willing and able to provide such additional capital or sell ownership in the Company.  However, we cannot be certain that such capital (from our shareholders or third parties) will be available to us or whether such capital will be available on terms that are acceptable to us.  Any such financing likely would be dilutive to existing stockholders and could result in significant financial operating covenants that would negatively impact our business. If we are unable to raise sufficient additional capital on acceptable terms, we will have insufficient funds to operate our business or pursue our planned growth.

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

Cash and Cash Equivalents

For purposes of reporting within the statement of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents. The Company’s cash and cash equivalents are located in a United States bank.  The Company does not have any cash equivalents as of June 30, 2018 or September 30, 2017.

Accounts Receivable

The Company’s accounts receivables are derived from direct customers. Collateral is not required for accounts receivable. The Company maintains an allowance for potential credit losses as considered necessary. The Company performs ongoing reviews of all customers that have breached their payment terms or for whom information has become available indicating a risk of non-recoverability. The Company records an allowance for bad debts for specific customers identified as well as an allowance based on its historical collection experience. The Company’s evaluation of the allowance for potential credit losses requires the use of estimates and the actual results may differ from these estimates. At June 30, 2018 and September 30 2017, the allowance for potential credit losses was $0.

Fixed Assets

Office equipment is stated at cost and depreciated over three years using the straight-line method of accounting. For the three and nine months ended June 30, 2018, and 2017, the Company recorded depreciation expense of $0 and $0, and $0 and $838, respectively.

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

Net Income (Loss) per Common Share

Basic income (loss) per share is computed by dividing the net income (loss) attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted income per share is computed similar to basic income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  There were no dilutive financial instruments issued or outstanding for the periods ended June 30, 2018 or 2017.

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

Customer Concentration Disclosure.

For the three months ended June 30, 2018 and 2017, 1 and 3 customers made up 100% and 94% of our revenue, respectively. Those customers represented 100%, and 38%, 38%, 19%, respectively for three months ended March 31, 2018 and 2017.

For the nine months ended June 30, 2018 and 2017, 3 and 3 customers made up 81% and 96% of our revenue, respectively. Those customers represented 51%, 15%, 15% and 40%, 40% 16%, respectively for nine months ended June 30, 2018 and 2017.

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

Recent accounting pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers which modifies how all entities recognize revenue and various other revenue accounting standards for specialized transactions and industries. This update is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14, which deferred the effective date of the ASU to fiscal years beginning after December 15, 2017, and interim periods within those fiscal years.  The Company has completed evaluation of the possible impact of ASU 2014-15 including the contract review and has no material impact on the Company's consolidated financial statements.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Note 3. Note Payable

On March 16, 2017, the Company executed a promissory note (the “Note”) with an unaffiliated lender in the amount of $25,000.  The Note matures one year from issuance and has a 12% interest rate.   Through a second addendum to the Note dated August 8, 2018, the Note’s due date was extended until December 31, 2018.

For the three and nine months ended June 30, 2018 and 2017, the Company recorded $748 and $748, and $2,244 and $871 in interest expense, respectively.

Note 4. Related Party Transactions

The Company has paid the majority shareholder, officer and director $2,000 and $3,000, and $4,100 and $3,000 for the three and nine month periods ended June 30, 2018 and 2017, respectively.  Such amounts are presented in the statements of operations, in the general and administrative line as related party costs.  The Company has no formal contract in place with its sole officer and director.

Note 5. Subsequent Events

On August 15, 2018, the Company executed a promissory note (the “Note2”) with an unaffiliated lender in the amount of $10,000.   The Note2 matures one year from issuance and has a 6% interest rate.    The Note 2 has no prepayment penalty and has a conversion clause that allows the noteholder to convert any principal and accrued interest into common stock of the company at $0.75 per share.

On August 20, 2018, the Company executed a promissory note (the “Note3”) with an unaffiliated lender in the amount of $10,000.   The Note3 matures one year from issuance and has a 6% interest rate.    The Note 2 has no prepayment penalty and has a conversion clause that allows the noteholder to convert any principal and accrued interest into common stock of the company at $0.75 per share.

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

Over the next twelve months we plan to;

•

Build out awareness to our “bSecure” workshop series and procure additional corporate sponsors and educational partners Through the Free or Corporate/Community Sponsored workshops, attendees learn about risk management planning and can work through the development of their custom plan.    In 2018 we delivered our first workshop.  The workshops have been purposely built to be progressive and include;

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

Results of Operations

Summary of Key Results

For the unaudited three months ending June 30, 2018 and 2017

Revenues and Cost of Revenues

Total revenue for the three months ended June 30, 2018 and 2017, was $14,485 versus $16,000, respectively. Revenues are from professional services.

Cost of revenue for the three months ended June 30, 2018 and 2017, was $8,500 versus $7,500, respectively.   Cost of revenue included payments to third party independent contractors and $1,500, and $2,000 paid to a related party for the three months ended June 30, 2018 and 2017, respectively.

Operating Expenses

Total operating expenses for the three months ended June 30, 2018 and 2017, was $13,657 versus $6,493, respectively. The increase was primarily due to increased marketing professional service fees.  Operating expenses included payments of $500 and $1,000 to a related party for the three months ended June 30, 2018 and 2017, respectively.

For the unaudited nine months ending June 30, 2018 and 2017

Revenues and Cost of Revenues

Total revenue for the nine months ended June 30, 2018 and 2017, was $60,912 versus $25,000, respectively. Revenues are from professional services and expense reimbursements.   The increase in revenue was due to new clients during the 1st Quarter of 2018.

Cost of revenue for the nine months ended June 30, 2018 and 2017, was $31,800 versus $12,000, respectively.   Cost of revenue included payments to third party independent contractors and $3,250, and $2,000 paid to a related party for the nine months ended June 30, 2018 and 2017, respectively.

Operating Expenses

Total operating expenses for the nine months ended June 30, 2018 and 2017, was $42,058 versus $35,945, respectively. This increase was primarily due to increased marketing and sales efforts and professional service fees.  Operating expenses included payments of 850 and $1,000 to a related party for the nine months ended June 30, 2018 and 2017, respectively.

Liquidity and Capital Resources

As of June 30, 2018

Since inception (January 16, 2015) the Company had a cumulative net loss of $104,118 and we have a working capital deficit of $48,742 at June 30, 2018.   Although we are generating recurring revenue, and had a profit for the most recent quarter end, our future growth in dependent upon achieving further sales growth, management of operating expenses and ability of the Company to obtain the necessary financing to fund future obligations, and upon profitable operations. The company may also explore other grow opportunities, including, but not limited to, a merger or acquisitions.

Since our inception (January 16, 2015) through June 30, 2018, we have generated total revenues of $330,374.    As of June 30, 2018, our cash balance was $251 and we had accounts receivable of $5,000.    We believe we will require a minimum of $50,000 in additional cash over the next 12 months to pay for the remainder of our total offering costs, maintain our regulatory reporting and filings and cover our operations costs. Should our revenues not increase as expected and if our costs and expenses prove to be greater than we currently anticipate, or should we change our current business plan in a manner that will increase or accelerate our anticipated costs and expenses, the depletion of our working capital would be accelerated. In the event that our revenues from operations are insufficient to meet our working capital needs, our major shareholder, Sean Conrad, has indicated that he may be willing to provide funds required to maintain the reporting status in the form of a non-secured loan for the next twelve months as the expenses are incurred if no other proceeds are obtained by the Company or sell ownership in the Company. However, there is no contract in place or written agreement securing this agreement. Management believes if the Company cannot maintain its reporting status with the SEC it will have to cease all efforts directed towards the Company. As such, any investment previously made would be lost in its entirety.

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

(a) Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (“SECs”) rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

GRCR Partners Inc

Dated: August 20, 2018	By:	/s/Sean Conrad
Sean Conrad
Chief Executive Officer, Chief Accounting Officer & Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date
/s/Sean Conrad Sean Conrad	Chief Executive Officer, Chief Accounting Officer & Chairman	August 20, 2018