Form 10-K
period 2018-09-30
SEEDO CORP.
filed 2019-01-15
CIK 1661600

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2018

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________to ____________________

333-208814
Commission file number

SEEDO CORP.
(Exact name of registrant as specified in its charter)

Delaware	47-2847446
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

HaCarmel 2 Yokneam, Israel 20692	06880
(Address of principal executive offices)	(Zip Code)

 +972 546 642 228
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

Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 if the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding December 31, 2018
Common Stock, $0.001 par value per share	16,250,148 shares

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

Forward-looking statements can be identified by the use of forward-looking words such as “may,” “will,” “should,” “anticipate,” “believe,” “expect,” “plan,” “future,” “intend,” “could,” “estimate,” “predict,” “hope,” “potential,” “continue,” or the negative of these terms or other similar expressions. These statements include, but are not limited to, statements under the captions “Risk Factors,” “Management’s Discussion and Analysis or Plan of Operation” and “Description of Business,” as well as other sections in this report. Such forward-looking statements are based on our management’s current plans and expectations and are subject to risks, uncertainties and changes in plans that may cause actual results to differ materially from those anticipated in the forward-looking statements. You should be aware that, as a result of any of these factors materializing, the trading price of our common stock may decline. These factors include, but are not limited to, the following:

•	the availability and adequacy of capital to support and grow our business;
•	economic, competitive, business and other conditions in our local and regional markets;
•	actions taken or not taken by others, including competitors, as well as legislative, regulatory bodies
•	competition in our industry;
•	Changes in our business and growth strategy, capital improvements or development plans;
•	the availability of additional capital to support development; and
•	other factors discussed elsewhere in this annual report.

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

PART I

Item 1. Business.

 SEEDO CORP. (f/k/a GRCR Partners Inc.) (the “Company”, “Our” or “We”) was formed on January 16, 2015 under the laws of the State of Delaware. Prior to September 14th, 2018, we were solely a provider of risk management and asset protection (“RAP”) services for businesses, individuals and families. On September 14th, 2018, (“the Company”) executed an Acquisition and Share Exchange Agreement with Eroll Grow Tech Ltd., an Israeli Corporation that was formed on May 18th 2015 under the laws of the state of Israel. On September 17th, 2018, the Board of Directors adopted an Amendment to its Articles, changing the name of the Corporation to SEEDO CORP. The State of Delaware effectuated said change on September 21st, 2018; and on November 5th, 2018, FINRA granted effectiveness for said change and the new ticker Symbol “SEDO”. Post-Acquisition, SEEDO CORP has changed its main business focus to Eroll’s business activities while continuing with some RAP activities.

Company Overview

We are a global Technology Company focusing on producing cutting edge technology for the agriculture markets for home, Commercial and medical use. We produce automated plant growing devices managed and controlled by an artificial intelligent algorithm, allowing consumers to grow their own herbs and vegetables effortlessly from seed to plant, while providing optimal conditions to assure premium quality produce year-round. Seedo delivers the future of automated plant growing technologies, for home, commercial, and medical use. Seedo enables a growth - pesticide free, with self-regulating climate control capabilities - allowing users to grow simply, from seed to harvest.

Our products and Technology

Seedo: Automated home growing device
•	Automated home growing device.
•	Simplifying the seed to harvest process with seamless technology
•	Growth cycle operated and monitored by Mobile App
•	Self-regulating climate control system
•	No User intervention necessary
•	No prior knowledge needed
•	Simple installment – water, electricity and Wi-Fi
•	Pesticide Free
•	Thousands of units pre-ordered – First customer shipments in Q1 2019 (Nov 2018)

Technologies advantages:
• Technology  controls environment and feeding parameters
• Automation using AI & sensors to maintain optimal growth condition
• Airtight habitat – no external intervention
• Developing Lead growing protocols
• Growing agriculture database

SEEDO Commercial Container

The Company plan is to invest significant resources in 2019 in order to complete development and start producing the next generation Commercial Seedo Container for Commercial growth:

Main advantages:

•	High Yield, High Quality
•	Optimal use of water, fertilizer, electricity.
•	Simplicity and low cost
•	Simple transportation, installation and operation
•	Modular farm and easily scalable - short time to increase growth area/ low investment
•	Reduced operational costs

•	Full control and automation of plant feeding and environmental parameters.
•	Unified Standardized yields suitable for medical pharma industry.
•	Sealed system - full isolation no pesticide.
•	Remote monitoring - through an application or computer from anywhere in the world
•	Rapid response support network: Expert advice available at the touch of a button

Employees

As of September 30, 2018, the Company had 24 employees, 18 of whom were employed in research and development, 3 of them employed in our Sales and marketing department and 3 employed in General and administration. These employees are all located in Israel. Two of the employees are also share holders of the Company and Directors of the fully owned subsidiary “Eroll Grow Tech Ltd”, Mr. Micha Maman is the CTO of the Company and Mr. Uri Zeevi is the CMO of the Company. Though not an employee, the Company is receiving managerial services from Mr. Zohar Levi, its CEO and Director.

Manufacturing

In September, 2017, the Company executed a production and purchase agreement with Delta Electronics Inc. for establishing a product line for Company home devices, and for production of up to 4,000 units per month in one of its plants in China. Delta Electronics Inc. is a global company registered in Taiwan with 38 plants around the world and more than $8.4 Billion in sales in 2017, As of September 2018, the Company has begun its Mass Production stage.

Our offices are located at HaCarmel 2, Yokneam, Israel 20692. Our telephone number is +972 546 642 228 and our website is www.Seedolab.com

Item 1A. Risk Factors.

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

The Company owns production line and molds located in our manufacturing subcontractors and suppliers’ sites for producing our products.

On October 2nd, 2017, the Company executed a two- and one-half-year lease agreement for its offices in Yokneam, Israel and pays rent on a monthly basis. The Company currently has leasing agreement for 9 cars. Each agreement is for 36 months and is being paid on a monthly basis.

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

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

We have one class of securities, Common Voting Equity Shares ("Common Stock"). The holders of our common stock have equal ratable rights to dividends from funds legally available if and when declared by our Board of Directors and are entitled to share pro-rata in all of our available assets for distribution to holders of common stock upon liquidation, dissolution or winding up of our affairs.

Our common stock is quoted on the NASDAQ OTC Bulletin Board (“OTCBB”) under the symbol "SEDO". As of September 30, 2018, the Company’s common stock was held by 50 shareholders of record, which does not include shares that are held in street or nominee name.

The closing share prices presented below represent prices between broker-dealers and do not include retail mark-ups and mark-downs or any commission to the dealer.

QUARTER ENDED	HIGH	LOW

September 30, 2018	$0.05	$0.05
June 30, 2018	$0.05	$0.05
March 31, 2018	$0.05	$0.05
December 31, 2017	$0.05	$0.05
September 30, 2017	$0.05	$0.05

Shareholders

Our shares of common stock are issued in registered form. The registrar and transfer agent for our shares of common stock is Worldwide Stock Transfer LLC; 1 University Plaza, Suite 505, Hackensack, NJ 07601

On September 30, 2018, the shareholders' list of our shares of common stock showed 50 registered holders of our shares of common stock and 15,000,000 shares of common stock outstanding. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of shares of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

On December 31st, 2018, the shareholders' list of our shares of common stock showed 56 registered holders of our shares of common stock and 16,250,148 shares of common stock outstanding. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of shares of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

Dividend Policy

Our board of directors may declare and pay dividends on outstanding shares of common stock out of funds legally available there for in our sole discretion; however, to date no dividends have been declared or paid on common stock.

Indemnification of Directors and Officers

Delaware Corporation Law allows for the indemnification of officers, directors, and any corporate agents in terms sufficiently broad to indemnify such persons under certain circumstances for liabilities, including reimbursement for expenses, incurred arising under the 1933 Act. The Bylaws of the Company provide that the Company will indemnify its directors and officers to the fullest extent authorized or permitted by law and such right to indemnification will continue as to a person who has ceased to be a director or officer of the Company and will inure to the benefit of his or her heirs, executors and Consultants; provided, however, that, except for proceedings to enforce rights to indemnification, the Company will not be obligated to indemnify any director or officer in connection with a proceeding (or part thereof) initiated by such person unless such proceeding (or part thereof) was authorized by the Board of Directors. The right to indemnification conferred will include the right to be paid by the Company the expenses (including attorney’s fees) incurred in defending any such proceeding in advance of its final disposition.

The Company may, to the extent authorized from time to time by the Board of Directors, provide rights to indemnification and to the advancement of expenses to employees and agents of the Company similar to those conferred to directors and officers of the Company. The rights to indemnification and to the advancement of expenses are subject to the requirements of the 1940 Act to the extent applicable.

Furthermore, the Company may maintain insurance, at its expense, to protect itself and any director, officer, employee or agent of the Company or another company against any expense, liability or loss, whether or not the Company would have the power to indemnify such person against such expense, liability or loss under the Delaware General Corporation Law.

Unregistered Sales of Equity Securities.

On November 29th, 2018, pursuant to a subscription agreement the Company issued 51,570 common shares to a Subscriber for $67,200.

Penny Stock Regulation

Our shares must comply with the Penny Stock Reform Act of 1990, which may potentially decrease our shareholders’ ability to easily transfer their shares. Broker-dealer practices in connection with transactions in "penny stocks" are regulated. Penny stocks generally are equity securities with a price of less than $5.00. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules generally require that prior to a transaction in a penny stock, the broker-dealer make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that must comply with the penny stock rules. Since our shares must comply with such penny stock rules, our shareholders will in all likelihood find it more difficult to sell their securities.

Item 6. Selected Financial Data

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH OUR AUDITED FINANCIAL STATEMENTS AND THE RELATED NOTES THAT APPEAR ELSEWHERE IN THIS ANNUAL REPORT. THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT REFLECT OUR PLANS, ESTIMATES AND BELIEFS. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE THOSE DISCUSSED BELOW AND ELSEWHERE IN THIS ANNUAL REPORT.

FORWARD-LOOKING STATEMENTS

Certain statements made in this report may constitute “forward-looking statements on our current expectations and projections about future events”. These forward-looking statements involve known or unknown risks, uncertainties and other factors that may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “potential,” “continue,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” and similar expressions. These statements are based on our current beliefs, expectations, and assumptions and are subject to a number of risks and uncertainties. Although we believe that the expectations reflected-in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. These forward-looking statements are made as of the date of this report, and we assume no obligation to update these forward-looking statements whether as a result of new information, future events, or otherwise, other than as required by law. In light of these assumptions, risks, and uncertainties, the forward-looking events discussed in this report might not occur and actual results and events may vary significantly from those discussed in the forward-looking statements.

Emerging Growth Company - We are an emerging growth company as defined in Section 2(a)(19) of the Securities Act. We will continue to be an emerging growth company until: (i) the last day of our fiscal year during which we had total annual gross revenues of $1,000,000,000 or more; (ii) the last day of our fiscal year following the fifth anniversary of the date of the first sale of our common stock pursuant to an effective registration statement under the Securities Act; (iii) the date on which we have, during the previous 3-year period, issued more than $1,000,000,000 in non-convertible debt; or (iv) the date on which we are deemed to be a large accelerated filer, as defined in Section 12b-2 of the Exchange Act.

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

This form 10-K contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  For this purpose, any statements contained in this Form 10-K that are not statements of historical fact may be deemed to be forward-looking statements.  Without limiting the foregoing, words such as “may”, “will”, “expect”, “believe”, “anticipate”, “estimate” or “continue” or comparable terminology are intended to identify forward-looking statements.  These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within our control.  These factors include by are not limited to economic conditions generally and in the industries in which we may participate; competition within our chosen industry, including competition from much larger competitors; technological advances and failure to successfully develop business relationships.

This discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results may differ materially from those anticipated in these forward-looking statements.

Reverse Merger

SEEDO CORP. (f/k/a GRCR Partners Inc.) (the “Company”, “Our” or “We”) was formed on January 16, 2015, under the laws of the State of Delaware. Prior to September 14th, 2018, we were solely a provider of risk management and asset protection (“RAP”) services for businesses, individuals and families.

On September 14th, 2018, (“the Company”) executed an Acquisition and Share Exchange Agreement with Eroll Grow Tech Ltd., an Israeli Corporation that was formed on May 18th 2015 under the laws of the state of Israel. Immediately following the transaction, Eroll Grow Tech Ltd. shareholders held approximately 87.4% of the outstanding Ordinary stock of the Company in exchange of 1,137 Ordinary shares of Eroll Grow Tech Ltd on a fully diluted basis, while the pre-merger Company shareholders retained the remaining approximate 12.6%.

Following the Transaction, GRCR Partners Inc. issued an aggregate of 12,073,500 shares of GRCR Partners Inc. common stock, par value $0.0001 per share (the “Common Stock”) Each of the holders of the pre-acquisition issued and outstanding Ordinary shares of Eroll Grow Tech Ltd. received their pro-rata allotment of these shares according to their then current shareholding in the Eroll Grow Tech Ltd. so the total shares of the Company ended up with 15,000,000 shares. As a result of the Transaction, Private Eroll Grow Tech Ltd. became a wholly-owned subsidiary of GRCR Partners Inc.

While GRCR Partners Inc. was the legal acquirer in the transaction, Private Eroll Grow Tech Ltd. was deemed the accounting acquirer.

On September 17th, 2018, the Board of Directors adopted an Amendment to its Articles, changing the name of the Corporation to SEEDO CORP. The State of Delaware effectuated said change on September 21st, 2018; and on November 5th, 2018, FINRA granted effectiveness for said change and the new ticker Symbol “SEDO”. Post-Acquisition, SEEDO CORP has changed its main business focus to Eroll’s business activities while continuing with some RAP activities.

The annual consolidated financial statements of the Company reflect the operations of Private Eroll Grow Tech Ltd. as the acquirer for accounting purposes, together with a deemed issuance of shares, equivalent to the shares held by the stockholders of the legal acquirer, GRCR Partners Inc. prior to the Transaction, and a recapitalization of the equity of the accounting acquirer. The annual consolidated financial statements include the accounts of the Company since the effective date of the Reverse Merger and the accounts of Private Eroll Grow Tech Ltd. since inception.

Company Overview

We are a global Technology Company focusing on producing cutting edge technology for the Agro-tech markets for home, Commercial and medical use. We produce automated plant growing devices managed and controlled by an artificial intelligent algorithm, allowing customers to grow their own herbs and vegetables effortlessly from seed to plant, while providing optimal conditions to assure premium quality produce year-round. Seedo delivers the future of automated plant growing technologies today. Our technology affords for pesticide free, soil free in a self-regulating climate - allowing anyone to grow simply, from seed to harvest.

 Our telephone number is +972 546 642 228 and our website is www.Seedolab.com

Financing

We will require additional financing to implement our business plan, which may include joint venture projects and debt or equity financings. The nature of this enterprise and constraint of positive cash flow places debt financing beyond the credit-worthiness required by most banks or typical investors of corporate debt until such time as an economically viable profits and losses can be demonstrated. Therefore, any debt financing of our activities may be costly and result in substantial dilution to our stockholders.

Future financing through equity investments is likely to be dilutive to existing stockholders. Also, the terms of securities we may issue in future capital transactions may be more favorable for our new investors. Newly issued securities may include preferences, superior voting rights, and the issuance of warrants or other derivative securities, which may have additional dilutive effects. Further, we may incur substantial costs in pursuing future capital and financing, including investment banking fees, legal fees, accounting fees, and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes and warrants, which will adversely impact our financial condition.

Our ability to obtain needed financing may be impaired by such factors as the capital markets, both generally and specifically in the Agro-tech industry, which could impact the availability or cost of future financings. If the amount of capital we are able to raise from financing activities, together with our revenue from operations, is not sufficient to satisfy our capital needs, even to the extent that we reduce our operations accordingly, we may be required to cease operations.

There is no assurance that we will be able to obtain financing on terms satisfactory to us, or at all. We do not have any arrangements in place for any future financing. If we are unable to secure additional funding, we may cease or suspend operations. We have no plans, arrangements or contingencies in place in the event that we cease operations.

Our company is now delivering tomorrow’s advanced technologies for automatic plant growing today. Zero dependency on climactic conditions or need of pesticides. Seedo has developed and produced automated plant growing device managed and controlled by an artificial intelligent algorithm, monitored by your own smart phone Application, allowing consumers to grow their own herbs and vegetables effortlessly from seed to plant, while providing optimal conditions to assure premium quality produce year-round. Our product is suitable for both personal and commercial use.

Marketing and the SEEDO “Community”

The Company is investing in organic marketing and has approximately:
•	85,000 followers on Facebook
•	40,000 followers on Instagram
•	250,000 subscribers
•	More than 50 Million views on Facebook
•	1 Million views on YouTube

As of September, 2018, the Company received more than 3,000 units ordered in a pre-order campaign. We believe that following the delivery of the pre-order units combined with a marketing campaign and our community strength, the Company will be able to Sale and deliver thousands of its home cultivator devises world-wide.

Our Opportunity

Starting September 14th 2018, the Company operates two concurrent of businesses, the main business is operated by our fully owned subsidiary “Eroll Grow Tech Ltd.” which was purchased as part of the September 14th, 2018 agreement. The Company delivers the future of automated plant growing technologies, for home, commercial, and medical use. Some of the previous RAP business is also continuing for the foreseeable future.

The Home cultivator opportunity

We target the world-wide population which wants to grow their own herbs and vegetables pesticide free, with self-regulating climate control capabilities - allowing each to grow its own, from seed to harvest. Our cutting-edge technology addresses Cannabis customers market for Adults and Medical needs as well as any other need.

We believe that the following advantages afford the Company a unique market penetration opportunity:
•	Automated home growing device.
•	Simplifying the seed to harvest process with seamless technology
•	Growth cycle operated and monitored by Mobile App
•	Self-regulating climate control system
•	No prior knowledge needed
•	Simple installment – water, electricity and Wi-Fi
•	100% Pesticide Free

Commercial Containers

During 2019 the Company is expected to finish its research and development efforts in order to present the markets with its new herbs and vegetables commercial container. Our technology will enable Industrial farmers full control and automation of all plant feeding and environmental parameters, better unified standardized yields suitable for medical pharma industry in a hermetically sealed system - full isolation, with no need for pesticides at all.  This affords dramatic space savings as well as water consumption and Human resources.

We believe that our Industrial Commercial container technology advantages will provide several immediate solutions for farmers’ current challenges and experiences.  We are targeting this product for any herb and/or vegetables growth including but not limited to medical cannabis. We are planning to build and execute Turn Key projects of Container farms for and on behalf of our customers.

The Second type of operation is related to the corporate governance, risk management, compliance and regulatory reporting activities of the Company, as was before and after September 14th 2018. Along with the lack of clearly identified corporate risk management roles, an overall complex approach to personal and family asset protection, we believe there is a need to bridge the communication gap between technology and risk as well as lack of appropriate metrics to define and track enterprise risks. We believe that every member of a Company C-suite is responsible for their domain and for ensuring the remainder of the enterprise or company benefits from their decisions and counsel for collective risk management.  Bringing the CRO to the forefront allows risk management to be consolidated and uniform throughout the enterprise. We believe Enterprise Risk Management needs to be a cross-functional phenomenon.

Given the global nature of business today, risk management needs to truly protect the enterprise by understanding the context and the landscape in which the business operates.  If an organization can leverage that information and collect it and provide context, the organization will be more agile and adaptive as a result of that the risk level goes down.

Over the upcoming twelve months we plan to;

•	Deliver pre orders of the Home cultivator
•	Increase sales and marketing efforts.
•	Start and Increase Home cultivator manufacturing quantities.
•	Progress the Commercial Container product R&D efforts
•	Continue with the corporate governance, risk management, compliance and regulatory reporting activities of the Company while considering our targets and objectives in this regard.
•	Strengthen our Board of Directors by adding world class Key Members which will better enable the Company to be recognized as a world-wide leader in its field.

Results of Operations

Year ended September 30th, 2018 compared to the year ended September 30th, 2018

For the audited year ending September 30, 2018 and 2017

Operating Expenses

R&D Expenses for the years ended September 30, 2018 and 2017, was $2,007 versus $532, respectively from the main activity of the Company. This was primarily due to increased R&D efforts for progressing the Home Cultivator from a prototype version into a mass production ready status, which resulted mainly due to increased HC costs of $1,317 and increase R&D material costs of $158.

Total marketing expenses for the years ended September 30, 2018 and 2017, was $815 versus $187, respectively. This was primarily due to increased marketing campaign efforts, which resulted mainly due to increased HC costs of $251 and increase Marketing material costs and other of $377.

Total General and Administrative expenses for the years ended September 30, 2018 and 2017, was $2,127 versus $330, respectively. This was primarily due to increased HC costs of $281, increased expenses for external advisors and professional services mainly due to the Eroll Grow Tech acquisition process and money raising activities of $948, increase expenses for office rent of $138 and office related expenses and other $430.

Operating expenses included expenses of $156 and $180 to a related party for the years ended September 30, 2018 and 2017, respectively.

Liquidity and Capital Resources

Overview

Since inception on January 16, 2015, the Company had a cumulative deficit of $6,814 and we have a working capital deficit of $4,624 as of September 30, 2018. Our future growth is dependent upon achieving further purchase orders and execution, management of operating expenses and ability of the Company to obtain the necessary financing to fund future obligations, and upon profitable operations.

Historically, we have financed our cash flow and operations from the initial contribution of our majority shareholder and by raising strait equity and convertible loans. Since incorporation and as of September 30, 2016 Eroll Grow Tech Ltd. has raised approximately $267 and for the years ended September 30, 2017 and 2018 the Company raised $1,029 and $2,337 respectively.

Following the acquisition of Eroll Grow Tech Ltd., the company issued 12,073,500 shares to Eroll Grow Tech Ltd. Immediately thereafter, Eroll Grow Tech Ltd. divided its certificate up pro-rata to the Eroll Grow Tech Shareholders of record.

As of September 30, 2018, our cash balance was $472 We believe we will require a minimum of $6,000,000 in additional cash from our working capital over the next 12 months to pay for the Company growth planning, Cost of sales, cover our operations costs and maintain our regulatory reporting and filings. Should our revenues not increase as expected and if our costs and expenses prove to be greater than we currently anticipate, or should we change our current business plan in a manner that will increase or accelerate our anticipated costs and expenses, the need for further money raising on top of the expected money raising and our working capital would be adjusted accordingly.

Consistent with Section 144 of the Delaware General Corporation Law, it is our current policy that all transactions between the company and our officers, directors and their affiliates will be entered into only if such transactions are approved by a majority of the existing directors, are approved by vote of the stockholders, or are fair to us as a corporation as approved or ratified by the board or authorized officer.  We will conduct an appropriate review of all related party transactions on an ongoing basis, and, where appropriate, we review the potential of conflicts of interest.

Off Balance Sheet Arrangements

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

Recently Issued Accounting Pronouncements

For information with respect to recent accounting pronouncements, see Note 2 to the audited consolidated financial statements of SEEDO CORP. included elsewhere in this Form 10-K

Critical Accounting Policies

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

Revenue Recognition

In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU 2014-09, "Revenue from Contracts with customers"' new guidance that affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The new guidance will supersede the revenue recognition requirements in the current revenue recognition guidance, and most industry- specific guidance. In addition, the existing requirements for the recognition of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer are amended to be consistent with the guidance on recognition and measurement in this update. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, the FASB defines a five-step process which includes the following: (1) identify the contract with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when (or as) the entity satisfies a performance obligation. The guidance permits two methods of adoption: the full retrospective method, in which case the standard would be applied to each prior reporting period presented and the cumulative effect of applying the standard would be recognized at the earliest period shown, or the modified. Retrospective transition method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application.

ASU 2014-09, as amended, is effective for annual reporting periods beginning after December 15, 2017. Since the Company's inception until September 30, 2017 the Company did not recognize any revenues, the Company will evaluate the impact of this ASU on its consolidated financial statements and related disclosures

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 8. Financial Statements and Supplementary Data.

SEEDO CORP.

CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2018

SEEDO CORP.
CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2018

IN THOUSANDS OF U.S. DOLLARS

Kost Forer Gabbay & Kasierer 2 Pal-Yam Blvd. Brosh Bldg. Haifa 3309502, Israel	Tel: +972-4-8654000 Fax: +972-3-5633433 ey.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of SEEDO CORP.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Seedo Corp. (the "Company") as of September 30, 2018 and 2017, and the related consolidated statements of operations, changes in shareholders' deficiency and cash flows for each of the two years in the period ended September 30, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2018  and 2017, and the results of its operations and its cash flows for each of the two years in the period ended September 30, 2018, in conformity with U.S. generally accepted accounting principles.

The Company's Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1c to the financial statements, the Company has suffered recurring losses from operations, has a working capital deficiency, and has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management's evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 1c. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KOST FORER GABBAY & KASIERER
A Member of Ernst & Young Global

We have served as the Company's auditor since 2017

Haifa, Israel
January 14, 2019

SEEDO CORP.
CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands, except share and per share data

		September 30,
	Note	2018	2017
ASSETS

CURRENT ASSETS:
Cash and cash equivalents		$472	$744
Restricted bank deposit		3	242
Other accounts receivable	3	1,217	363
Investment in Warrants		90	-
Inventory		122	-

Total current assets		1,904	1,349

Restricted bank deposit		56	-
Property and equipment, net	4	1,174	14

Total assets		$3,134	$1,363

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Short-term loan	8	$69	$-
Trade payables	5	710	44
Convertible loans	9	1,057	-
Loan from related parties		350	-
Advances from customers		3,208	1,263
Other accounts payable	6	1,134	424

Total current liabilities		6,528	1,731

COMMITMENTS AND CONTINGENT LIABILITIES	10

SHAREHOLDER'S DEFICIENCY	11
Ordinary Shares of $ 0.0001 par value:
Authorized: 500,000,000 shares at September 30, 2018 and 2017; Issued and Outstanding: 15,000,000 and 10,358,219 shares at September 30, 2018, and 2017, respectively		1	1
Additional Paid in capital		3,419	1,297
Accumulated deficit		(6,814)	(1,666)

Total shareholders' deficiency		(3,394)	(368)

Total liabilities and shareholders' deficiency		$3,134	$1,363

*) Represents an amount less than $1.

The accompanying notes are an integral part of the consolidated financial statements.

SEEDO CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS

U.S. dollars in thousands, except share and per share data

		Year ended September 30,
	Note	2018	2017
Operating expenses:

Research and development		$2,007	$532

Selling and marketing		815	187

General and administrative		2,127	330

Operating loss		4,949	1,049

Other income		10	-

Financial expenses, net	13	209	53

Net Loss		$5,148	$1,102

Basic and diluted net loss per share		$(0.49)	$(0.11)
Weighted average number of Ordinary shares used in computing basic and diluted loss per share		10,563,916	9,668,056

The accompanying notes are an integral part of the consolidated financial statements.

SEEDO CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIENCY

U.S. dollars in thousands, except share and per share data

	Ordinary Shares		Additional Paid in capital	Accumulated deficit	Total Shareholders' Deficiency
	Number	Amount

Balance as of September 30, 2016	9,298,222	1	335	(564)	(228)

Issuance of Ordinary shares	1,059,997	*	962	-	962

Net Loss	-	-	-	(1,102)	(1,102)

Balance as of September 30, 2017	10,358,219	1	1,297	(1,666)	(368)

Issuance of Ordinary shares	213,859	*	237	-	237

Issuance of shares with respect to the Reverse Merger	369,000	*	(349)	-	(349)

Conversion of convertible loan	1,500,000	*	1,244	-	1,244

Share Based Compensation to non-employees	2,558,922	*	948	-	948

Issuance of Warrants	-	-	42	-	42

Net Loss	-	-	-	(5,148)	(5,148)

Balance as of September 30, 2018	15,000,000	1	3,419	(6,814)	(3,394)

*) Represents an amount less than $1.

The accompanying notes are an integral part of the consolidated financial statements.

SEEDO CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

	Year ended September 30,
	2018	2017

Cash flows from operating activities:

Net Loss	$(5,148)	$(1,102)

Adjustments to reconcile loss to net cash used in operating activities:
Depreciation and amortization	23	1
Financial expenses related to convertible loans	179	-
Gain from changes in fair value of warrants	(10)	-
Share based compensation expenses to non-employees	948	-
Changes in assets and liabilities:
Increase in other accounts receivable	(854)	(60)
Increase in inventory	(122)	-
Increase in advances from customers	1,944	961
Increase in trade payables	389	26
Increase in other accounts Payable	696	201

Net cash provided by (used in) operating activities	(1,955)	27

Cash flows from investing activities
Purchase of property and equipment	(906)	(15)
Increase (Decrease) in restricted bank deposit	183	(242)

Net cash used in investing activities	(723)	(257)

Cash flows from financing activities:
Issuance of Ordinary shares	737	963
Proceeds from convertible loans	1,600	-
Proceeds from short term loan	69	-

Net cash provided by financing activities	2,406	963

Increase (Decrease) in cash and cash equivalents	(272)	733
Cash and cash equivalents at the beginning of the year	744	11

Cash and cash equivalents at the end of the year	$472	$744

Supplemental disclosures of non-cash flow information:

Purchase of property, plant and equipment on credit	277	-

Supplemental disclosures of non-cash flow information:

Cash paid for interest	48	-

The accompanying notes are an integral part of the consolidated financial statements.

SEEDO CORP.
NOTES TO FINANCIAL STATEMENTS

U.S. dollars in thousands

NOTE 1:-	GENERAL

a.
Seedo Corp. (the “Company”, “Our” or “We”), was incorporated on January 16, 2015 as GRCR Partners Inc. under the laws of Delaware. On September 17, 2018 the name of the company was changed to Seedo Corp. we were solely a provider of risk management and asset protection (“RAP”) services for businesses, individuals and families. Post-Acquisition and Exchange with Eroll Grow Tech, we have additionally acquired Eroll’s business as well ("acquisition Sunsidiary"). We produces the world’s first fully-automated plant growing device managed and controlled by an artificial intelligent algorithm, allowing consumers to grow their own herbs and vegetables effortlessly from seed to plant, while providing optimal conditions to assure premium quality produce year-round.

Reverse merger

On September 14th, 2018, Eroll Grow Tech Ltd., an Israeli company and now the fully owned subsidiary of the Company, and the Company completed a merger of Acquisition. Eroll Grow Tech Ltd. survived the merger as a wholly-owned subsidiary of the Company.

Immediately following the transaction, Eroll Grow Tech Ltd. shareholders held approximately 87.4% of the outstanding Ordinary shares of the Company in exchange of 1,137 Ordinary shares of Eroll Grow Tech Ltd on a fully diluted basis while the pre-merger Company shareholders retained the remaining approximate 12.6%. The pre-merger Eroll Grow Tech Ltd. shareholders hold their existing shares of the company's Ordinary stock.

Pursuant to the terms and conditions of the Agreement, at the time of the Transaction, the Company issued 12,073,500 nonassessable shares of their Ordinary shares. Each of the holders of the pre-acquisition issued and outstanding Ordinary shares of Eroll Grow Tech Ltd. received their pro-rata allotment of these shares according to their then current shareholding in the Eroll Grow Tech Ltd. At the closing of this transaction, there were 15,000,000 Ordinary shares of the Company.

The Reverse Merger was accounted for as a reverse recapitalization which is outside the scope of ASC Topic 805, “Business Combinations” (“ASC 805”). Under reverse capitalization accounting, Eroll Grow Tech Ltd. is considered the acquirer for accounting and financial reporting purposes and acquired the assets and assumed the liabilities of the Company. The assets acquired and liabilities assumed are reported at their historical amounts. The annual consolidated financial statements of the Company reflect the operations of the acquirer for accounting purposes together with a deemed issuance of shares, equivalent to the shares held by the former stockholders of the legal acquirer and a recapitalization of the equity of the accounting acquirer. The annual consolidated financial statements include the accounts of the Company since the effective date of the reverse capitalization and the accounts of Eroll Grow Tech Ltd. since inception.

SEEDO CORP.
NOTES TO FINANCIAL STATEMENTS

U.S. dollars in thousands

NOTE 1:-	GENERAL (Cont.)

Eroll Grow Tech Ltd. ("Eroll") was incorporated pursuant to the laws of the state of Israel on May 18, 2015.

Eroll has four wholly owned subsidiaries as followings:

Seedo Us Inc (Seedo Inc.) incorporated pursuant to the laws of the state of Colorado U.S in November 2016.

Seedo USA LLC (Seedo USA) incorporated pursuant to the laws of the state of Nevada U.S on March 2017. To this date the subsidiary has no activities.

Urban Auto Grow Inc (UAG) incorporated pursuant to the laws of the state of Nevada U.S on January 2017. To this date the subsidiary has no activities.

E.L Urban Auto Grow ltd (Urban) incorporated pursuant to the laws of the state of Cyprus on December 2017. To this date the subsidiary has no activities.

b.	The Company operates in the field of development, and distribution of home growing automated machines for variety of herbs and vegetables worldwide.

c.
The Company has not generated revenues since inception. The Company has an accumulated deficit and negative operating cash flow in the total amount of $ 6,814 and $ 1,955 as of September 30, 2018, respectively, and further losses are anticipated in the development of its business. Those factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due.

The Company intends to finance operating costs with existing cash, reducing operating spend and issuances of equity and debt securities, the Company will need to seek additional sources of financing.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and liabilities and commitments in the normal course of business.

The consolidated financial statements for the year ended September 30, 2018, do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from uncertainty related to the Company’s ability to continue as a going concern.

SEEDO CORP.
NOTES TO FINANCIAL STATEMENTS

U.S. dollars in thousands

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements have been prepared in accordance with U.S Generally Accepted Accounting Principles in the United States of America ("GAAP").

a.	Use of estimates:

The preparation of the financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions. The Company's management believes that the estimates, judgments and assumptions used are reasonable based upon information available at the time they are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements, and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

b.	Financial statements in U.S. dollars:

The costs of the Company are denominated in United States dollars (“dollars”). Some of the costs are incurred in New Israeli Shekels (NIS), however the selling prices are linked to the Company’s price list which is determined in dollars, the budget is managed in dollars, financing activities including loans and cash investments, are made in U.S. dollars and the Company’s management believes that the dollar is the primary currency of the economic environment in which the Company and each of its subsidiaries operate. Thus, the dollar is the Company’s and its subsidiaries’ functional and reporting currency.

Accordingly, transactions denominated in currencies other than the functional currency are re-measured to the functional currency in accordance with Accounting Standards Codification (“ASC”) No. 830, “Foreign Currency Matters” at the exchange rate at the date of the transaction or the average exchange rate in the relevant reporting period. At the end of each reporting period, financial assets and liabilities are re-measured to the functional currency using exchange rates in effect at the balance sheet date. Non-financial assets and liabilities are re-measured at historical exchange rates. Gains and losses related to re-measurement are recorded as financial income (expense) in the consolidated statements of operations as appropriate.

c.	Principles of consolidation:

The consolidated financial statements include the financial statements of the Company and its subsidiaries. Intercompany transactions and balances have been eliminated upon consolidation.

d.	Cash and cash equivalents:

Cash equivalents are short-term highly liquid investments that are readily convertible to cash with original maturities of three months or less, at the date acquired.

e.	Restricted bank deposit:

Restricted bank deposit includes a deposit with maturities of more than three months and up to one year. The restricted bank deposit is presented at its cost, including accrued interest and is composed of guarantees in respect of the Company's credit card and manufacturing commitments.

SEEDO CORP.
NOTES TO FINANCIAL STATEMENTS

U.S. dollars in thousands

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

f.	Inventories, net:

Inventories are stated at the lower of cost or net realizable value. The cost of inventories comprises costs of purchase and costs incurred in bringing the inventories to their present location and condition. Net realizable value is the estimated selling price in the Ordinary course of business less estimated costs of completion and estimated selling costs.

g.	Property and equipment:

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, at the following annual rates:

%

Computers, Software and peripheral equipment	33%
Mold & production Equipment	10%
Office furniture and equipment	10%

h.	Impairment of long-lived assets:

The Company’s long-lived assets are reviewed for impairment in accordance with ASC No. 360, “Property, Plant and Equipment” whenever events or changes in circumstances indicate that the carrying amount of an asset (or asset group) may not be recoverable. Recoverability of assets (or asset group) to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. During the years ended September 30, 2018, and 2017, no impairment losses have been recorded.

i.	Concentration of credit risks:

Financial instruments that potentially subject the Company to credit risk consist of cash and cash equivalents and restricted bank deposit. Cash and cash equivalents and restricted bank deposit are invested in major banks in Israel and the United States. Such funds in the Israel may be in excess of insured limits and are not insured in other jurisdictions. Management believes that the financial institutions that hold the Company and its subsidiary' cash and cash equivalents have high credit ratings.

The Company, have no off-balance-sheet concentration of credit risk such as foreign exchange contracts, option contracts or other foreign hedging arrangements.

SEEDO CORP.
NOTES TO FINANCIAL STATEMENTS

U.S. dollars in thousands

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

j.	Research and development expenses:

Research and development costs are charged to the consolidated statement of operations as incurred.

ASC 985-20, "Costs of Software to Be Sold, Leased, or Marketed", requires capitalization of certain software development costs subsequent to the establishment of technological feasibility.

Based on the Company's product development process, technological feasibility is established upon the completion of a working model. The Company does not incur material costs between the completion of a working model and the point at which the products are ready for general release. Therefore, research and development costs are charged to the consolidated statement of operations as incurred. The Company did not capitalized expenses as of September 30, 2018.

k.	Severance pay:

Eroll's Grow Tech Ltd. liability for severance pay is pursuant to Section 14 of the Severance Compensation Act, 1963 ("Section 14"), pursuant to which all the Company’s employees are included under Section 14, and are entitled only to monthly deposits, at a rate of 8.33% of their monthly salary, made in the employee's name with insurance companies. Under Israeli employment law, payments in accordance with Section 14 release the Company from any future severance payments in respect of those employees. The fund is made available to the employee at the time the employer-employee relationship is terminated, regardless of cause of termination. The severance pay liabilities and deposits under Section 14 are not reflected in the consolidated balance sheets as the severance pay risks have been irrevocably transferred to the severance funds.

l.	Advances from customers

Advances from customers include primarily unearned amounts received in respect of sale and service contracts, but not yet recognized as revenues and therefore are classified as a liability.

m.	Fair value of financial instruments

ASC Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”), defines fair value as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date.

SEEDO CORP.
NOTES TO FINANCIAL STATEMENTS

U.S. dollars in thousands

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

In determining fair value, the Company uses various valuation approaches. ASC 820 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The hierarchy is broken down into three levels based on the inputs as follows:

Level 1 —	Valuations based on quoted prices in active markets for identical assets that the Company has the ability to access.
Level 2 —	Valuations based on one or more quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.
Level 3 —	Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

The carrying amounts of cash and cash equivalents, short term deposits, trade receivables, trade payables and short term loan approximate their fair value due to the short-term maturity of such instruments.

The Company elected to measure some of the convertible loans under the fair value option (see note 9d and 9f). Under the fair value option the convertible loans will be measured at fair value in each reporting period until they will be converted, with changes in the fair values being recognized in the Company's consolidated statement of operations as financial income or expense. The proceeds received for the issuance of the convertible loans were allocated at fair value conducted on an arm's-length basis.

The Company measures Warrants related to the Convertible Loan Agreement (the “Agreement”) with Cannabics Pharmaceuticals (classified as asset) at fair value each reporting period until they will exercise or expire, with changes in the fair values being recognized in the Company’s consolidated statement of operations as other income (see Note 9). The fair value of the Warrants classified within Level 3.

n.	Income Tax

The Company account for income taxes in accordance with ASC 740, "Income Taxes" which prescribes the use of the liability method whereby deferred tax assets and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company provides a valuation allowance, if necessary, to reduce deferred tax assets to their estimated realizable value if it not is more likely than not that a portion or all of the deferred tax assets will be realized. Based on ASC 740, a two-step approach is used to recognize and measure uncertain tax positions. The first step is to evaluate the tax position taken or expected to be taken in a tax return by determining if the weight of available evidence indicates that it is more likely than not that, on an evaluation of the technical merits, the tax position will be sustained on audit, including resolution of any related appeals or litigation processes.

SEEDO CORP.
NOTES TO FINANCIAL STATEMENTS

U.S. dollars in thousands

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. As of September 30, 2018, and 2017, no liability for unrecognized tax positions has been recorded. Accordingly, no interest or penalties related to uncertain tax positions are recorded, either. It is the Company’s policy that any interest or penalties associated with unrecognized tax positions would be reflected in income tax expense.

o.	Basic and diluted net loss per share:

Basic net loss per share is computed by dividing the net loss by the weighted-average number    of shares of Ordinary shares outstanding during the period.

Diluted net loss per share is computed by giving effect to all potential shares of Ordinary shares, to the extent dilutive, all in accordance with ASC No. 260, “Earning Per Share”.

For the years ended September 30, 2018 and 2017, all outstanding shares warrants have been excluded from the calculation of the diluted net loss per share as all such securities are anti-dilutive for all years presented.

p.	Legal and other contingencies:

The Company accounts for its contingent liabilities in accordance with ASC 450 "Contingencies". A provision is recorded when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. With respect to legal matters, provisions are reviewed and adjusted to reflect the impact of negotiations, estimated settlements, legal rulings, advice of legal counsel and other information and events pertaining to a particular matter. As of September 30, 2018 and 2017, the Company is not a party to any litigation that could have a material adverse effect on the Company's business, financial position, results of operations or cash flows (see Note 10). Legal costs incurred in connection with loss contingencies are expensed as incurred.

q.	Accounting for share-based payments:

Share compensation arrangements with non-employee service providers are accounted for in accordance ASC 505-50 Equity-Based Payments to Non-Employees, using a fair value approach. For the years ended September 30, 2018 and 2017 the Company recorded $948 and $0 in share-based compensation, respectively.

SEEDO CORP.
NOTES TO FINANCIAL STATEMENTS

U.S. dollars in thousands

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

r.	Recent accounting pronouncements:

Revenue Recognition. In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU 2014-09, "Revenue from Contracts with customers"' new guidance that affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, the FASB defines a five-step process which includes the following: (1) identify the contract with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when (or as) the entity satisfies a performance obligation.

ASU 2014-09, as amended, is effective for annual reporting periods beginning after December 15, 2017. Since the Company's inception until September 30, 2018 the Company did not recognize any revenues, the Company will evaluate the impact of this ASU on its consolidated financial statements and related disclosures.

Leases. In February 2016, the FASB issued ASU 2016-02, “Leases”, on the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for in a manner similar to the accounting under existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. ASC 842 supersedes the previous leases standard, ASC 840, "Leases". This standard is effective for emerging growth companies for fiscal years beginning after December 15, 2019, and interim periods within fiscal years, beginning after December 15, 2020, and early adoption is permitted.

SEEDO CORP.
NOTES TO FINANCIAL STATEMENTS

U.S. dollars in thousands

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

Recently Adopted Guidance

Business Combinations. In January 2017, the FASB issued ASU 2017-01 Business Combinations (Topic 805): “Clarifying the Definition of a Business”. ASU 2017-01 provides amendments to clarify the definition of a business and affect all companies and other reporting organizations that must determine whether they have acquired or sold a business. The amendments are intended to help companies and other organizations evaluate whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The guidance is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years and should be applied prospectively as of the beginning of the period of adoption. Early adoption is permitted under certain circumstances. The Company adopted ASU 2017-01 on October 1, 2017 and it did not have an impact on its accounting and disclosures.

s.	Reclassification

Certain financial statement data for prior years has been reclassified to conform to current year financial statement presentation.

NOTE 3:-	OTHER ACCOUNTS RECEIVABLE

	September 30,
	2018	2017

Government authorities	$70	$31
Prepaid expenses	22	8
Financial institutes	977	302
Advances to suppliers	148	-
Other	-	22

	$1,217	$363

SEEDO CORP.
NOTES TO FINANCIAL STATEMENTS

U.S. dollars in thousands

NOTE 4:-        PROPERTY AND EQUIPMENT, NET

	September 30,
	2018	2017
Cost:
Computers and peripheral equipment	$40	$13
Office furniture and equipment	11	2
Mold & production Equipment	955	-
Software	192	-

	1,198	15

Accumulated depreciation:	24	1

Property and equipment, net	$1,174	$14

 Depreciation expenses was $23 and $1 for the years ended September 30, 2018, and 2017, respectively.

NOTE 5:-	TRADE PAYABLES

	September 30,
	2018	2017

Open accounts	$626	$25
Notes payable	84	19

	$710	$44

NOTE 6:-        OTHER ACCOUNTS PAYABLE

	September 30,
	2018	2017

Employees and payroll accruals	$811	$381
Government authorities	62	11
Professional service	140	18
Other payables	121	14

	$1,134	$424

NOTE 7:-        RELATED PARTIES

As of September 30, 2018 and September 30, 2017 the Company recorded a provision in the amount of $496 and $340 respectively, that classified in other accounts payable, and recorded expenses in the amount of $156 and $180 respectively, that classified in general and administrative expenses, to a related party for management services.

SEEDO CORP.
NOTES TO FINANCIAL STATEMENTS

U.S. dollars in thousands

NOTE 8:-        SHORT-TERM LOAN

		September 30,
	Interest %	2018	2017

Short term loan	P+2.5%	$69	$-

		$69	$-

NOTE 9:-        CONVERTIBLE LOANS

a.
On June 6, 2018 (the “Closing Date”), Eroll entered into a Loan Agreement (the “Agreement”) with a third party (the “Lender”), in a total amount of $500 (the “Loan”). The Loan bears interest at a monthly rate of 2%, for a year. Eroll shall pay the loan and interest within one year from the closing date. In future event when Eroll will merge with public company the lender has the right to convert the Loan and Interest to the public company shares, at a price per share equals to the lower of (1) a valuation of the Company of $15,000, or (2) the fair market value of the Company as shall be evaluated as of the Company's first raising via equity issuance. During the 12 months period ended September 30, 2018, the Company recorded an interest expenses in the total amount of $40. According ASC 470 the Company did not record a Beneficial Conversion Feature ("BCF") with respect to convertible loan since the contingent BCF shall not be recognized in earnings until the contingency is resolved.

b.
During July 2018, Eroll entered into a Convertible Loan Agreement (the “Agreement”) with a third party (the “Lender”), in a total amount of $250 (the “Convertible Loan”). The Convertible Loan bears interest at a monthly rate of 2%, for a year. Per the terms of the Agreement, if Eroll will merge with a public company the lender has the right to convert the Loan and Interest to the public company shares, at a price per share equals to the lower of (1) a valuation of the Company of $25,000, or (2) the fair market value of the Company as shall be evaluated as of the Company's first raising via equity issuance. If the future event will not occur Eroll shall pay the loan and interest within one year from the closing date.

During the 12 months period ended September 30, 2018, the Company recorded an interest expenses in the total amount of $12. According ASC 470 the Company did not record a BCF with respect to convertible loan since the contingent BCF shall not be recognized in earnings until the contingency is resolved.

c.
On August 2, 2018, Eroll received a loan in the amount of $100 with interest rate of 2% per month, the loan shall be paid on September 20, 2018, in case Eroll will merge into a traded company in the OTC the lender in eligible to receive 99,338 from the public company. As the exercise price of the nondetachable conversion feature was higher than the fair value of the share price at the commitment date, no BCF was recorded.

Since Eroll merged into an OTC traded entity no interest expenses were paid.

During October 2018, the Company converted the loan to 99,338 Ordinary shares.

d.
On August 10, 2018, Eroll Grow Tech (now the wholly owned subsidiary of the Company) entered into a Convertible Loan Agreement (the “Agreement”) with Cannabics Pharmaceuticals Inc., a US public company. Pursuant to the terms of the Agreement, Cannabics was obliged to invest up to $2,000 in Eroll Grow Tech. According to the agreement Cannabics Pharmaceuticals Inc. obligated itself to invest $500 upon execution of the Agreement, to be followed by second $500 tranche within 90 days and third tranche in the amount of $1,000 (the "Second loan"), 90 days following that. On August 13, 2018, Cannabics Pharmaceuticals Inc. invested the initial $500 pursuant to its obligations under the Agreement. According to the Agreement, the Company shall issue Cannabics Pharmaceuticals Inc. Ordinary shares of the Company representing 7.5% of the outstanding shares on a fully-diluted basis of the Company at the time of conversion. Following the Second Investment, Cannabics Pharmaceuticals Inc. shall hold 15% of the outstanding shares on a fully-diluted basis of the Company. In addition according to the agreement Cannabics Pharmaceuticals Inc. shall issue to the company 1,000,000 warrants with an exercise price of $ 2 per share, of the Cannabics Pharmaceuticals Inc. shares, for a period of 12 months. The warrants were issued On August 14, 2018. As of September 30, 2018, the warrants fair value amount was $90.

SEEDO CORP.
NOTES TO FINANCIAL STATEMENTS

U.S. dollars in thousands

NOTE 9:-        COVERTIBLE LOANS (Cont.)

On September 12, 2018, Eroll and Cannabics Pharmaceuticals Inc. executed an Amendment to their Agreement noted supra solely amending the mechanics of the percentage of the Company shares Cannabics Pharmaceuticals Inc. may convert for its investment; though the finite amount remains unchanged. The Amendment were as follows: Cannabics Pharmaceuticals Inc. is to receive 10% of the ordinary shares, for the initial $1,000 financing (as opposed to 15%); and for the Second Loan the Cannabics Pharmaceuticals Inc. shall receive 5% of the Ordinary shares. On September 26, 2018, pursuant to the Agreement with Cannabics Pharmaceuticals Inc. noted supra, the Company received its 2nd installment of $500.

According to the original agreement and the amendment stated above the Company issued Cannabics Pharmaceuticals Inc. 1,500,000 ordinary shares with 0.0001 par value, representing holding of 10% of the Ordinary shares.

At the conversion date the Company recorded the convertible loans at an aggregate fair value of $1,244, which is higher than the gross proceeds in the amount of $1,080, resulting a loss in the amount of $164.

e.
During September 7, 2018, Eroll has entered into a Loan agreement with Cannabics Pharmaceuticals Inc. in the amount of $350 that shall have a one-year defined term and bears no interest. As part of the agreement Cannabics were also entitled to 3.6% of the Company's ordinary shares, in return to services provided as part the acquisition. As a result on September 27, 2018, the Company issued 540,000 Ordinary shares with 0.0001 par value with respect to share based compensation. Total share-based compensation expense in the consolidated statements of operations for the years ended September 30, 2018, and 2017, amounted to $ 448 and $ 0, respectively.

f.
During September 2018, Eroll received a loan from third party ("The Lender") in the amount of $250 that bears 2% monthly interest rate which will be paid if Eroll will not merge into an OTC traded entity, Eroll has two options for the repayment of the loan, 1) Eroll repays the loan alongside with the interest in one payment after 30 days, 2) Eroll can convert the loan and the interest to shares of any future traded entity that Eroll plans to merge into in the amount of 250,000 shares in exchange for 1 per share.

SEEDO CORP.
NOTES TO FINANCIAL STATEMENTS

U.S. dollars in thousands

NOTE 9:-        COVERTIBLE LOANS (Cont.)

During October 2018, the loan was converted to 250,000 shares of the Company.

Eroll also granted the Lender a warrant to purchase 100,000 Ordinary shares of the Company at an exercise price of $ 2 per share. The warrants were classified as shareholders' equity.

In accordance with ASC 470-20 as the liability is subject to subsequent fair value accounting and the freestanding warrants are classified in equity, the full fair value in amount of 208$ is allocated to the loan and the residual proceeds in an amount of 42$ allocated to the warrants.

Since Eroll merged into an OTC traded entity no interest expenses were paid.

The Company estimated the fair value of warrants using the Black-Scholes option pricing model using the following weighted average assumptions:

2018

Dividend yield	0%
Risk-free interest rate	2.62%
Expected term (in years)	2
Volatility	134.48%

NOTE 10:-	COMMITMENTS AND CONTINGENT LIABILITIES

On October 2017, Eroll entered into rental agreements for its office premises which will end on April 30, 2022. The agreement is secured by bank guarantees and monthly debentures equivalent with the lease payments.

The future minimum lease fees payable for the lease agreement as of September 30, 2018, are as following:

2019	$124
2020	124
2021	124
2022	73

$445

On September 2017 Eroll entered into a vehicle operating lease agreement for a period of 32 months. The future minimum lease fees payable for both above agreements as of September 30, 2018, are as following:

2019	$78
2020	58

$136

SEEDO CORP.
NOTES TO FINANCIAL STATEMENTS

U.S. dollars in thousands

NOTE 11:-	SHAREHOLDERS' DEFICIENCY

a.	As of September 30, 2018, and 2017, the Company's share capital is composed as follows:

	September 30, 2018		September 30, 2017
	Authorized	Issued and outstanding	Authorized	Issued and outstanding
	Number of shares
Ordinary shares of $0.0001 par value each	500,000,000	15,000,000	*500,000,000	*10,358,219

                                 * Historically there were 1,114 private Eroll shares at a par Value of NIS 1 which were exchanged at a 1:9298 rate.

Each Ordinary share is entitled to receive dividend, participate in the distribution of the Company's net assets upon liquidation and to receive notices of participate and vote (at one vote per share) at the general meetings of the Company on any matter upon which the general meeting is authorized.

b.	Issuance of shares:

1.
During November 2017, Eroll Ltd issued a total of 23 Ordinary shares with NIS 1 par value, for a total proceeds of $237. As a result the total Eroll Ltd issued and outstanding shares were 1,137 Ordinary shares.

2.
On September 14, 2018, Eroll Ltd entered into a reversed merger agreement with Seedo Corp. (F/K/A GRCR Partners Inc.), as a result Erol's shares were exchanged with Seedo Corp. shares, 1,137 Eroll's Ordinary shares with 2,557,500 Seedo Corp. shares which represented 87.4% of Seedo Corp. shares at that time.

The Total number of Seedo Corp. shares at that time was 2,926,500 from which 2,557,500 were swapped With Eroll's shares and the remaining 369,000 were held by the Public.

3.	On the same day of the Merger the Company issued 8,014,578 shares to the current Shareholders that participated in the share swap on a pro-rata basis.

4.
On September 27, 2018, the Company issued 2,558,922 Ordinary shares with $0.0001 par value to the company consultants and to Cannabics (see also note 9e) as part of the services that were given in the merger. Fair value was estimated at $948.

5.
On September 27, 2018, the Company issued 1,500,000 Ordinary shares with $0.0001 par value, to Cannabics Pharmaceuticals Inc. as part of the conversion of the convertible loan. (see note 9d). Fair value was estimated at $1,244.

SEEDO CORP.
NOTES TO FINANCIAL STATEMENTS

U.S. dollars in thousands

NOTE 12:-	TAXES ON INCOME

The Company’s subsidiaries are separately taxed under the domestic tax laws of the jurisdiction of incorporation of each entity.

a.	Corporate tax rates in U.S:

On December 22, 2017, the U.S. Tax Cuts and Jobs Act ("the TCJA") was signed into law, permanently lowering the corporate federal income tax rate from 35% to 21%, effective January 1, 2018.  The company is subject to U.S. income tax laws. There are no significant provisions for U.S. federal, state or other taxes for any period.

b.	Corporate tax rates in Israel:

Presented hereunder are the tax rates relevant to Eroll in the years 2015-2018:
The Israeli statutory corporate tax rate and real capital gains were 23% in 2018, 24% in 2017, 25% in 2016 and 26.5% in 2015.

In December 2016, the Israeli Parliament approved the Economic Efficiency Law (Legislative Amendments for Applying the Economic Policy for the 2017 and 2018 Budget Years), 2016 which reduces the corporate income tax rate to 24% effective from January 1, 2017 and to 23% effective from January 1, 2018.

c.	Deferred income taxes:

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets are as follows:

	September 30,
	2018	2017

Deferred tax assets:
Carry forward tax losses	$1,056	$145

Net deferred tax asset before valuation allowance	1,056	145
Valuation allowance	(1,056)	(145)

Net deferred tax asset	$-	$-

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that all or some portion of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences are deductible and net operating losses are utilized. Based on consideration of these factors, the Company recorded a full valuation allowance at September 30, 2018 and 2017.

d.	Net operating carry-forward losses for tax purposes:

As of September 30, 2018, the carry-forward losses amounting to approximately $4,590, which can be carried forward for an indefinite period.

SEEDO CORP.
NOTES TO FINANCIAL STATEMENTS

U.S. dollars in thousands

NOTE 13:-      FINANCIAL EXPENSES, NET

	Year ended September 30,
	2018	2017

Bank commissions	$30	$5
Financial expenses related to loans	227	-
Foreign currency transactions and other	(48)	48

	$209	$53

NOTE 14:-      SUBSEQUENT EVENT

a.	During October 2018, the lender as mentioned in note 9f convert the convertible loan in the amount of $250 to 250,000 Ordinary shares $ 0.0001 par value.

b.	During October 2018, the lender as mentioned in note 9c decided to convert a convertible loan in the amount of $100 to 99,338 Ordinary shares $0.0001 par value.

c.	On November 5th, 2018, FINRA granted effectiveness for the Company’s name change to “Seedo Corp.” and new ticker Symbol “SEDO”.

d.
On November 6th, pursuant to the Convertible Loan Agreement with Cannabics Pharmaceuticals Inc. (See note 9d), the Company received $300 towards the second loan of $1,000 per the Agreement, and pursuant the Company issued 210,000 ordinary shares.

On December 10th, 2018, pursuant to the Convertible Loan Agreement with Cannabics Pharmaceuticals Inc. (See note 9d), the Company received the remaining $700, thus fulfilling Cannabics Pharmaceutical Inc.’s obligation of total investment of their $2,000 into our Company. And pursuant the Company issued 790,000 ordinary shares.

Following the agreement mentioned in note 9d, The Company shall pay the Cannabics Pharmaceuticals Inc. royalties in an amount equal to a percentage of the Company’s revenues starting of January 2019 sales as follows:

(a)        Until the conversion or repayment of the third tranche ("Second Loan") in the amount of an additional $1,000, an amount equal to 2.5% of revenues

(b)        Following the conversion or repayment of the Second Loan, an amount equal to 5% of revenues.

Notwithstanding the above, for the first year following the Second Loan closing date, The Company shall pay Cannabics minimum royalties of not less than $ 500.

SEEDO CORP.
NOTES TO FINANCIAL STATEMENTS

U.S. dollars in thousands

NOTE 14:-      SUBSEQUENT EVENT (Cont.)

In the event the Second Loan is converted into shares, the aggregate royalties to be paid hereunder will be capped at max $8,000.

e.	On November 29, 2018 the Company issued a total of 51,570 ordinary shares to a new investor for a price of $1.3 per share for a total consideration of $67.2.

f.
On December 4th, 2018, the Company executed a Convertible Debenture, Securities Purchase Agreement and ancillary agreements (collectively, the “Agreements”) with YAII PN, Ltd. Per the terms of the Agreements with YAII PN, the Company was tendered $550, which is open with right of redemption for two years. Prior to the maturity date of the Convertible Debenture, the Company, at its option, has the right to redeem in cash in part or in whole, the amounts outstanding provided that as of the date of the redemption notice (i) the VWAP of the Company’s Ordinary shares is less than $1.20 and (ii) there is no Equity Condition Failures as defined therein. The Company shall pay an amount equal to the principal amount being redeemed plus a redemption premium equal to 20% of the outstanding amount being redeemed plus outstanding and accrued Interest.

Pursuant to the Agreements, we are utilizing the net proceeds for immediate cash infusion to expand our production facilities, as well as normative corporate working capital purposes.

There are no other restrictions on future financing transactions. The Agreement does not contain any right of first refusal, participation rights or penalties. YAII PN Ltd. has agreed that neither it nor any of its affiliates shall engage in any short-selling or hedging of our Ordinary shares during any time.

g.
On December 11th, 2018, the Company executed a Loan Agreement with 2622325 Ontario Limited, an Ontario corporation (the “Agreement”) under which the Company received $1,000. Per the terms of the Agreement, the loan is to be specifically utilized to increase production capacity of its automated grow units. The loan is to be repaid in full at the end of 180 days and bears 17.5% interest. Additionally, the Company has issued 33,333 Ordinary shares, and granted 333,333 Warrants with a strike price of $1.50 per Warrant, and 100,000 Warrants with a Strike Price of $ 2 per Warrant, all Warrants having a two-year life span,

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Effective on December 26, 2018, the Company dismissed Rosenberg Rich Baker Berman P.A. (RRBB), as its independent registered public accounting firm. Effective December 26, 2018, the Board engaged Kost Forer Gabbay & Kassirer, a member of Ernst & Young Global, or EY, as the independent registered public accounting firm to audit the Company’s financial statements for the fiscal year ended September 30, 2018. EY audits reports on Eroll Grow Tech Ltd. For the fiscal year ended September 2017 and has become the auditors of the Company as well starting of the effective date.

RRBB audit reports on the Company’s financial statements for the fiscal years ended September 30, 2017 and September 30, 2016 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles, except that the reports contained an explanatory paragraph noting that there was substantial doubt as to the Company’s ability to continue as a going concern. During the years ended September 30, 2017 and September 30, 2016 and the subsequent interim period through the date of RRBB dismissal, there were no disagreements with RRBB on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of RRBB would have caused it to make reference to the subject matter thereof in connection with its report.

During the years ended September 30, 2017 and September 30, 2016 and the subsequent interim period through the date of RRBB’s dismissal, neither the Company nor anyone acting on its behalf consulted EY regarding the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of our Annual Report on Form 10-K, an evaluation was carried out by management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act) as of September 30, 2018. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

During evaluation of disclosure controls and procedures as of September 30, 2018 conducted as part of our annual audit and preparation of our annual financial statements, management conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures and concluded that our disclosure controls and procedures were effective.

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

In order to ensure that our internal control over financial reporting is effective, management regularly assesses controls and did so most recently for its financial reporting as of September 30, 2018.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.
The material weaknesses identified are described below.

Procedures for Control Evaluation. Management has not established with appropriate rigor the procedures for evaluating internal controls over financial reporting. Due to limited resources and lack of segregation of duties, documentation of the limited control structure has not been accomplished.

Lack of Audit Committee. To date, the Company has not established an Audit Committee. It is management’s view that such a committee, including a financial expert, is an utmost important entity level control over the financial reporting process.

Insufficient Documentation of Review Procedures We employ policies and procedures for reconciliation of the financial statements and note disclosures.

Insufficient Information Technology Procedures. Management has not established methodical and consistent data back-up procedures to ensure loss of data will not occur.

As a result of the management evaluation of company internal control over financial reporting described above, the Company’s management has concluded that, as of September 30th, 2018, the Company’s internal control over financial reporting was not based on the criteria in Internal Control – Integrated Framework issued by COSO.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. We were not required to have, nor have we, engaged our independent registered public accounting firm to perform an audit of internal control over financial reporting pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report.

Changes in Internal Control Over Financial Reporting

As of the end of the period covered by this report, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the year ended September 30, 2018, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Our management consists of:

Name	Age	Title

*Sean Conrad	38	Chief Executive Officer
Zohar Levy	47	Chief Executive Officer
Uri Birenberg	43	Chief Financial Officer

* Mr. Conrad resigned his position with the Company on September 14th, 2018, and has not been affiliated with the Company since that date.

Mr. Levy has served as our Director & CEO since September 14th, 2018.  Mr. Levy is a renowned entrepreneur and CEO with extensive executive business experience in the international environmental and the green industry markets. He owns several factories with ongoing operations in Israel and overseas and has special expertise in the recycling of plastic PET and HDPE High quality flakes for food applications.

Mr. Birenberg has 18 years of executive experience as CFO, VP Finance, Financial Controller and Auditor of public and private international Companies and brings a wealth of knowledge in Strategic business analysis, budget planning and control, accounting, and taxation issues. Mr. Birenberg served as a CFO for Radcom (NSDK: “RDCM”), as well as senior financial positions in Hewlett Packard, SunGard, Ormat and Ernst & Young. Mr. Birenberg holds a BA and M.B.A in Accounting and Business Management from the College of Management in Israel and is an Israeli Certified CPA.

Board of Directors

The minimum number of directors we are authorized to have is one, and although we anticipate appointing additional directors in the near future, as of the date hereof we have one director. Directors on our Board of Directors are elected for one-year terms and serve until the next annual security holders’ meeting or until their death, resignation, retirement, removal, disqualification, or until a successor has been elected and qualified. All officers are appointed annually by the Board of Directors and serve at the discretion of the Board. Currently, directors receive no compensation for their services on our Board. During the next year we intend to strengthen our Board of Directors by expanding it and recruiting world class Key Members.

Committees of the Board

All proceedings of the board of directors for the fiscal year ended September 30, 2018 were conducted by resolutions consented to in writing by our board of directors and filed with the minutes of the proceedings of our board of directors. Our company currently does not have nominating, compensation or audit committees or committees performing similar functions nor does our company have a written nominating, compensation or audit committee charter. Our board of directors does not believe that it is necessary to have such committees because it believes that the functions of such committees can be adequately performed by the board of directors.

The Company does not have any defined policy or procedure requirements for shareholders to submit recommendations or nominations for directors. The Company’s board of directors believes that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. The Company does not currently have any specific or minimum criteria for the election of nominees to the board of directors and we do not have any specific process or procedure for evaluating such nominees. The board of directors will assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment.

A shareholder who wishes to communicate with the Company’s board of directors may do so by directing a written request addressed to any of our Directors at the address appearing on the first page of this registration statement.

Audit Committee Financial Expert

We do not have a standing audit committee. Our directors perform the functions usually designated to an audit committee. Our board of directors has determined that we do not have a board member that qualifies as an "audit committee financial expert" as defined in Item 407(d)(5) of Regulation S-K, nor do we have a board member that qualifies as "independent" as the term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(14) of the NASD Rules.

We believe that our board of directors is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. Our board of directors does not believe that it is necessary to have an audit committee because management believes that the functions of an audit committees can be adequately performed by the board of directors. In addition, we believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the stage of our development and the fact that we have not generated positive cash flow to date.

As we generate revenue in the future, we intend to form a standing audit committee and identify and appoint a financial expert to serve on our audit committee.

Code of Ethics

The Company has adopted a Code of Ethics for Senior Financial Officers that is applicable to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Indemnification

Under our Articles of Incorporation and Bylaws of the corporation, we may indemnify an officer or director who is made a party to any proceeding, including a law suit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our best interest. We may advance expenses incurred in defending a proceeding. To the extent that the officer or director is successful on the merits in a proceeding as to which he is to be indemnified, we must indemnify him against all expenses incurred, including attorney's fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the State of Delaware.

Regarding indemnification for liabilities arising under the Securities Act of 1933, which may be permitted to directors or officers under Delaware law, we have been advised that, in the opinion of the Securities and Exchange Commission, indemnification is against public policy, as expressed in the Act and is, therefore, unenforceable.

Family Relationships

No family relationship exists between any director, executive officer, or any person contemplated to become such.

Director Independence

We currently do not have any independent directors serving on our board of directors.

Possible Potential Conflicts

The OTCBB where our stock is quoted does not currently have any director independence requirements.

No member of the Board of Directors will be required by us to work on a full-time basis. Accordingly, certain conflicts of interest may arise between us and our director(s) in that they may have other business interests in the future to which they devote their attention, and they may be expected to continue to do so although Directors time must also be devoted to our business. As a result, conflicts of interest may arise that can be resolved only through their exercise of such judgment as is consistent with each officer's understanding of his/her fiduciary duties to us.

Currently we have only one, and will seek to add additional officer(s) and/or director(s) as and when the proper personnel are located and terms of employment are mutually negotiated and agreed, and we have sufficient capital resources and cash flow to make such offers.

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

Item 11. Executive Compensation.

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table presents summary information regarding the total compensation awarded to, earned by, or paid to each of the named executive officers for services rendered:

				Stock	All Other
Name and Principal Position	Year	Salary	Bonus	Awards	Compensation	Total

Zohar Levy, Director, CEO	2018	$167	$–	–	$–	$167
Uri Birenberg, CFO *	2018	$36	$–	–	$–	$36

Other than as set forth in the table above, there has been no cash or non-cash compensation awarded to, earned by or paid to any of our officers and directors since inception.  We do not intend to pay salaries in the next twelve months.   We do not currently have a stock option plan, non-equity incentive plan or pension plan.

* Uri Birenberg was employed as of June 24th, 2018.

Director Compensation

Our directors will not receive a fee for attending each board of directors meeting or meeting of a committee of the board of directors. All directors will be reimbursed for their reasonable out-of-pocket expenses incurred in connection with attending board of director and committee meetings.

Managerial Service Agreement

There is no formal Managerial services arrangement with Mr. Levy as of September 30 2018. A managerial Service agreement will be signed and approved during 2019.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

As of September 30, 2018, we had 15,000,000 shares of common stock outstanding which was held by 50 shareholders. The chart below sets forth the ownership, or claimed ownership, of certain individuals and entities. This chart discloses those persons known by the board of directors to have, or claim to have, beneficial ownership of more than 5% of the outstanding shares of our common stock as of September 30, 2018; of all directors and executive officers of SEEDO CORP; and of our directors and officers as a group.

Name	Number of Shares (1)	% Ownership

Zohar Levy	3,951,101	26.34%
Uri Zeevi	1,961,670	13.08%
Micha Maman	1,804,366	12.03%
All officers and directors	7,717,137	51.45%
Cannabics Pharmaceutical Inc.	2,040,000	13.6%

(1)	The percent of common stock owned is calculated using the sum of the number of shares of common stock owned divided by the total number of common stock outstanding as of September 30 2018.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The Company has no business relations or activity with any affiliates.

Item 14. Principal Accounting Fees and Services.

The following table indicates the fees paid by us for services performed for the:

	Year Ended September 30, 2018	Year Ended September 30, 2017

Auditing fees	25	12
Tax Services fees	20	5
Audit related Fees	110	0

Total	155	17

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following exhibits are incorporated into this Form 10-K Annual Report:

Exhibit Number	Description

31.1*	Rule 13a-14(a) Certification of the Chief Executive Officer
31.2*	Rule 13a-14(a) Certification of the Chief Financial Officer
32.1*	Section 1350 Certification of Chief Executive Officer
32.2*	Section 1350 Certification of Chief Financial Officer

*	Filed along with this document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 15, 2019	By:	/s/ Zohar Levy
Zohar Levy, Director Chief Executive Officer

/s/ Uri Birenberg
Uri Birenberg, Chief Financial Officer Chief Financial Officer