Form 10-QT
period 2018-12-31
SEEDO CORP.
filed 2019-03-20
CIK 1661600

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QT

☐	QUARTERLY REPORT PERSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

☒	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from October 1, 2018 to December 31,

Commission file number: 333-208814

SEEDO CORP.
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

Non-accelerated filer  ☐          (Do not check if a smaller reporting company)          Smaller reporting company ☒           Emerging Growth Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding December 31, 2018
Common Stock, $0.0001 par value per share	16,198,578 shares

PART I. Financial Information

Item 1. INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEEDO CORP.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
AS OF December 31, 2018

SEEDO CORP.
CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AS OF December 31, 2018

IN THOUSANDS OF U.S. DOLLARS

SEEDO CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

U.S. dollars in thousands, except share and per share data

		December 31	September 30
	Note	2018	2018
		Unaudited	Audited
ASSETS

CURRENT ASSETS:
Cash and cash equivalents		$921	$472
Restricted bank deposit		87	3
Financial institute		830	977
Other accounts receivable		408	240
Investment in Warrants		1	90
Inventory		157	122

Total current assets		2,404	1,904

Restricted bank deposit		-	56
Property and equipment, net		1,234	1,174

Total assets		$3,638	$3,134

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES
Short-term loan	5	$411	$69
Trade payables		521	710
Convertible loans	7	771	1,057
Loan from related party	6	908	350
Advances from customers		3,016	3,208
Other accounts payable		1,121	1,134

Total current liabilities		6,748	6,528

COMMITMENTS AND CONTINGENT LIABILITIES	4

SHAREHOLDER'S DEFICIENCY	8
Ordinary shares of $ 0.0001 par value:
Authorized: 500,000,000 shares at December 31, 2018 and September 30, 2018; Issued and Outstanding: 16,198,578 and 15,000,000 shares at December 31, 2018 and September 30, 2018, respectively		2	1
Additional Paid in capital		5,410	3,419
Accumulated deficit		(8,522)	(6,814)

Total shareholders' deficiency		(3,110)	(3,394)

Total liabilities and shareholders' deficiency		$3,638	$3,134

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEEDO CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

U.S. dollars in thousands, except share and per share data

		Three months ended December 31
	Note	2018	2017
		Unaudited	Unaudited
Operating expenses:

Research and development		$800	$346

Selling and marketing		269	124

General and administrative		386	303

Operating loss		1,455	773

Financial expenses (income), net	9	253	(54)

Net Loss		$1,708	$719

Basic and diluted net loss per share		$(0.11)	$(0.07)
Weighted average number of ordinary shares used in computing basic and diluted loss per share		15,347,238	10,482,774

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEEDO CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIENCY (Unaudited)

U.S. dollars in thousands, except share and per share data

	Ordinary shares		Additional Paid in capital		Total Shareholders' Deficiency
	Number	Amount		Accumulated deficit

Balance as of September 30, 2017	10,358,219	$1	$1,297	$(1,666)	$(368)

Issuance of ordinary shares	213,859	*	237	-	237

Issuance of shares with respect to the Reverse Merger	369,000	*	(349)	-	(349)

Conversion of convertible loan	1,500,000	*	1,244	-	1,244

Share Based Compensation to non-employees	2,558,922	*	948	-	948

Issuance of Warrants	-	-	42	-	42

Net Loss	-	-	-	(5,148)	(5,148)

Balance as of September 30, 2018	15,000,000	$1	$3,419	$(6,814)	$(3,394)

Issuance of ordinary shares	821,740	1	316		317

Conversion of convertible loans	349,338	*	307	-	307

Share Based Compensation to non-employees	25,000	*	25	-	25

Share Based Compensation to employees	2,500	*	12	-	12

Issuance of Warrants	-	-	581	-	581

Beneficial conversion feature related to convertible loan	-	-	750	-	750

Net Loss	-	-	-	(1,708)	(1,708)

Balance as of December 31, 2018 (Unaudited)	16,198,578	$2	$5,410	$(8,522)	$(3,110)

*) Represents an amount less than $1.

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEEDO CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

U.S. dollars in thousands

	Three months ended December 31,
	2018	2017
Cash flows from operating activities:

Net Loss	$(1,708)	$(719)

Adjustments to reconcile loss to net cash used in operating activities:
Depreciation and amortization	40	4
Financial expenses related to convertible loans	100	-
Financial expenses related to short-term loans	61	-
Loss from changes in fair value of warrants	89	-
Share based compensation expenses to non-employees	25	-
Share based compensation expenses to employees	12	-
Changes in assets and liabilities:
Increase in other accounts receivable	(168)	(1)
Increase in inventory	(35)	-
Increase (Decrease) in advances from customers	(45)	96
Increase (Decrease) in trade payables	(189)	253
Increase (Decrease) in other accounts Payable	(53)	196
Net cash used in operating activities	(1,871)	(171)

Cash flows from investing activities
Purchase of property and equipment	(100)	(445)
Net cash used in investing activities	(100)	(445)

Cash flows from financing activities:
Issuance of ordinary shares	317	237
Proceeds from convertible loans	1,250	-
Proceeds from short-term loans	369	-
Issuance of Warrants	581	-
Repayment of short-term loan	(69)	-
Net cash provided by financing activities	2,448	237

Increase (Decrease) in cash and cash equivalents and restricted cash	477	(379)
Cash and cash equivalents at the beginning of the year	531	986

Cash and cash equivalents at the end of the year and restricted cash	$1,008	$607

Supplemental disclosures of cash flow information:

Cash and cash equivalents	$921	$360
Restricted cash included in short and long term assets	87	247
	$1,008	$607

Cash paid for interest	$34	-

Supplemental disclosures of non- cash flow information:
Conversion of convertible loans	$307	$1,244

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEEDO CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands

NOTE 1:-	GENERAL

a.
Seedo Corp. (the “Company”, “Our” or “We”), was incorporated on January 16, 2015, as GRCR Partners Inc. under the laws of Delaware. On September 17, 2018, the Company name was changed to Seedo Corp. We were solely a provider of risk management and asset protection (“RAP”) services for businesses, individuals and families. Post-Acquisition and Exchange with Eroll Grow Tech ("Eroll"), we have additionally acquired Eroll’s business as well ("acquisition Sunsidiary"). We produce the world’s first fully-automated plant growing device managed and controlled by an artificial intelligent algorithm, allowing consumers to grow their own herbs and vegetables effortlessly from seed to plant, while providing optimal conditions to assure premium quality produce year-round.

Reverse merger

On September 14th, 2018, Eroll Grow Tech Ltd., an Israeli company and now the fully owned subsidiary of the Company, and the Company completed a merger of Acquisition. Eroll Grow Tech Ltd. survived the merger as a wholly-owned subsidiary of the Company.

Immediately following the merger, Eroll Grow Tech Ltd. shareholders held approximately 87.4% of the outstanding ordinary shares of the Company in exchange of 1,137 ordinary shares of Eroll Grow Tech Ltd on a fully diluted basis while the pre-merger Company shareholders retained the remaining approximate 12.6%. The pre-merger Eroll Grow Tech Ltd. shareholders hold their existing shares of the company's Ordinary stock.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands

NOTE 1:-	GENERAL (Cont.)

Eroll Grow Tech Ltd. ("Eroll") was incorporated pursuant to the laws of the state of Israel on May 18, 2015.

Eroll has four wholly owned subsidiaries as followings:

Seedo Us Inc (Seedo Inc.) incorporated pursuant to the laws of the state of Colorado U.S in November 2016. To this date the subsidiary has no activities.

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

b.	The Company operates in the field of development, and distribution of home growing automated machines for variety of herbs and vegetables worldwide.

c.	Basis of presentation:

Effective December 31, 2018, the Company changed its fiscal year end from September 30 to December 31. This change is being made in order to align the Company's fiscal year end with its subsidiaries following the reverse merger. As a result of this change, the condensed consolidated financial statements include presentation of the three months transition period from October 1, 2018 through December 31, 2018. The Company refers to the period beginning October 1, 2017 and ending September 30, 2018 as “fiscal 2018".

d.
The Company has not generated revenues since inception. The Company has an accumulated deficit in the total amount of $8,522 as of December 31, 2018, the Company has negative operating cash flow in the total amount $1,871 for the period of three months ended December 31, 2018, further losses are anticipated in the development of its business. Those factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due.

The Company intends to finance operating costs with existing cash, reducing operating spend and issuances of equity and debt securities, the Company will need to seek additional sources of financing.

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and liabilities and commitments in the normal course of business.

SEEDO CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands

NOTE 1:-	GENERAL (Cont.)

As of December 31, 2018, the condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from uncertainty related to the Company’s ability to continue as a going concern.

NOTE 2:-	UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and standards of the Public Company Accounting Oversight Board for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, the accompanying financial statements include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's (i) consolidated financial position as of December 31, 2018,(ii) consolidated results of operations for the three months ended December 31, 2018 and (iii) consolidated cash flows for the three months ended December 31, 2018. The results for the three months ended December 31, 2018, as applicable, are not necessarily indicative of the results that may be expected for the year ending September 30, 2019.

NOTE 3:-	SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements have been prepared in accordance with U.S Generally Accepted Accounting Principles in the United States of America ("GAAP").

a.
The significant accounting policies applied in the audited consolidated financial statements of the Company as disclosed in the Company's annual report on Form 10-K for the year ended September 30, 2018 filed with the SEC on January 15, 2019, are applied consistently in these unaudited interim condensed consolidated financial statements, except as discussed below.

b.	New Accounting Pronouncements

Recently Implemented Accounting Pronouncements

Cash Flow:
On November 17, 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force).” This ASU requires the statement of cash flows to explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents are to be included with cash and cash equivalents when reconciling the beginning of period and end of period amounts shown on the statement of cash flows. The Company adopted ASU 2016-18 on October 1, 2018, and it did not have a material impact on its accounting and disclosures.

SEEDO CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands

NOTE 3:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

c.	Reclassification

Certain financial statement data for prior years has been reclassified to conform to current year financial statement presentation.

NOTE 4:-	COMMITMENTS AND CONTINGENT LIABILITIES

On October 2017, Eroll entered into rental agreements for its office premises in Israel which will end on April 30, 2022. The agreement is secured by bank guarantees and monthly debentures equivalent with the lease payments.

The future minimum lease fees payable for the lease agreement as of December 31, 2018, are as following:

2019	$124
2020	124
2021	124
2022	41
$413

On September 2017 Eroll entered into a vehicle operating lease agreement for a period of 32 months. The future minimum lease fees payable for both above agreements as of December 31, 2018, are as following:

2019	$104
2020	89
2021	30
$223

NOTE 5:-        SHORT TERM LOANS

On December 11, 2018, the Company received a loan from a Lender in the amount of $1,000 (The "Principal Amount") (out of which $50 was directly transferred as finder fee).

The loan is to be repaid in full at the end of 180 days (The "Maturity date"), the Principal Amount shall bear interest at the rate of 17.5% calculated per the commencing of the date of the actual provision of the Principal Amount and ending on the Maturity Date, on a linear daily basis, up to a maximum amount of approximately $175. The interest shall be accrued but not compounded.

The Company also granted the Lender warrants to purchase 333,333 and 100,000 Ordinary shares of the Company at an exercise price of $ 1.5 and $ 2 per share, respectively. The warrants were classified as shareholders' equity.

The Company estimated the fair value of warrants using the Black-Scholes option pricing model using the following weighted average assumptions:

SEEDO CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands

NOTE 5:-        SHORT TERM LOANS (Cont.)

2018

Dividend yield	0%
Risk-free interest rate	2.78%
Expected term (in years)	2
Volatility	126.23%

The Company also granted the broker 33,333 ordinary shares of the Company which as of December 31, 2018, weren’t issued.

The Company accounted for the loan in accordance with ASC 470, Debt. The Company allocated the consideration of the loan, the related warrants and the ordinary shares based on their relative fair value at the date of issuance, which is also the commitment date.

During the three months period ended December 31, 2018 the Company recorded interest and financial expenses related to the loan in the amount of $ 61.

NOTE 6:-        RELATED PARTIES

a.
As of December 31, 2018, and September 30, 2018 the Company recorded a provision in the amount of $520 and $496 respectively, that classified in other accounts payable, and during the three months ended December 31, 2018, and the year ended September 30, 2018, recorded expenses in the amount of $24 and $156 respectively, that classified in general and administrative expenses, to a related party for management services.

b.
On August 10, 2018, Eroll entered into a Convertible Loan Agreement (the “Agreement”) with Cannabics Pharmaceuticals Inc. ("Cannabics"), a US public company. Pursuant to the terms of the Agreement, Cannabics was obligated to invest up to $2,000 in Eroll Grow Tech. According to the agreement Cannabics Pharmaceuticals Inc. is obligated to invest $500 upon execution of the Agreement, to be followed by second $500 tranche within 90 days and third tranche in the amount of $1,000 (the "Second loan"), 90 days following that. On August 13, 2018, Cannabics Pharmaceuticals Inc. invested the initial $500 pursuant to its obligations under the Agreement.

According to the Agreement, the Company shall issue Cannabics Pharmaceuticals Inc. ordinary shares of the Company representing 7.5% of the outstanding shares on a fully-diluted basis of the Company at the time of conversion. Following the Second Investment, Cannabics Pharmaceuticals Inc. shall hold 15% of the outstanding shares on a fully-diluted basis of the Company. In addition, according to the agreement Cannabics Pharmaceuticals Inc. shall issue to the company 1,000,000 warrants with an exercise price of $ 2 per share, of the Cannabics Pharmaceuticals Inc. shares, for a period of 12 months. The warrants were issued On August 14, 2018. During the three months period ended December 31, 2018 the Company recorded expenses due to the warrant in the amount of $89. As of December 31, 2018 and September 30, 2018 the warrants fair value amount was $ 1 and $90, respectively.

SEEDO CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands

NOTE 6:-        RELATED PARTIES (Cont.)

On September 12, 2018, Eroll and Cannabics Pharmaceuticals Inc. executed an Amendment to their Agreement noted supra solely amending the mechanics of the percentage of the Company shares Cannabics Pharmaceuticals Inc. may convert for its investment; though the finite amount remains unchanged. The Amendment was as follows: Cannabics Pharmaceuticals Inc. is to receive 10% of the ordinary shares, for the initial $1,000 financing (as opposed to 15%); and for the Second Loan the Cannabics Pharmaceuticals Inc. shall receive 10% (5% issued on the date of the money transfer and an additional 5% issued on the date of conversion) of the ordinary shares. On September 26, 2018, pursuant to the Agreement with Cannabics Pharmaceuticals Inc. noted supra, the Company received its 2nd installment of $500.

On September 14, 2018 according to the original agreement and the amendment stated above the Company issued Cannabics Pharmaceuticals Inc. 1,500,000 ordinary shares with 0.0001 par value, representing holding of 10% of the ordinary shares. On September 27, 2018, the Company recorded the convertible loans at an aggregate fair value of $1,244, which is higher than the gross proceeds in the amount of $1,080, resulting a loss in the amount of $164.

The Company shall pay to Cannabics Pharmaceuticals Inc. royalties in an amount equal to a percentage of the Company’s revenues starting of January 2019 sales as follows:

(a)        Until the conversion or repayment of the third tranche ("Second Loan") in the amount of an additional $1,000, an amount equal to 2.5% of revenues
(b)        Following the conversion or repayment of the Second Loan, an amount equal to 5% of revenues.

Notwithstanding the above, for the first year following the Second Loan closing date, The Company shall pay Cannabics minimum royalties of not less than $500.

In the event the Second Loan is converted into shares, the aggregate royalties to be paid hereunder will be capped at max $8,000.

As part of the completion of the agreement the Company wrote a provision for royalties in a total amount of $500.

On November 6, 2018, pursuant to the Agreement with Cannabics Pharmaceuticals Inc. the Company received $300 towards the second loan, and on December 10, 2018, pursuant to the Agreement the Company received the remaining $700 out of the Second Loan.

Following that the Company issued Cannabics 770,170 ordinary shares (see also note 8b), following the issuance, the total holding of Cannabics is 17.35% of the company's Ordinary shares.

The Company allocated the remaining consideration of the second convertible loan and issuance of shares based on their relative fair value at the date of issuance. As such the Company recorded issuance of the shares in a total amount of $250.

SEEDO CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands

NOTE 6:-        RELATED PARTIES (Cont.)

The Company accounted for the convertible loan in accordance with ASC 470-20, Debt with conversion and other Options. According to ASC 470-20-30-8, since the intrinsic value of the beneficial Conversion Feature ("BCF") exceeds the entire proceeds of the loan, the Company allocated the entire proceeds of $250 related to the convertible loan to the BCF as additional paid in capital.

During the three months period ended December 31, 2018 the Company recorded financial expenses related to convertible loan in the amount of $58.

NOTE 7:-        CONVERTIBLE LOANS

a.
On August 2, 2018, Eroll received a loan in the amount of $100 with interest rate of 2% per month, the loan shall be paid on September 20, 2018. In case Eroll will merge into a traded company in the OTC the lender in eligible to receive 99,338 from the public company. As the exercise price of the nondetachable conversion feature was higher than the fair value of the share price at the commitment date, no BCF was recorded.

Since Eroll merged into an OTC traded entity no interest expenses were paid.

On October 23, 2018, the Company converted the loan to 99,338 ordinary shares with $0.0001 par value.

b.
During September 2018, Eroll received a loan from a private investor in the amount of $250 that bears 2% monthly interest rate which will be paid if Eroll will not merge into an OTC traded entity, Eroll has two options for the repayment of the loan, 1) Eroll repays the loan alongside with the interest in one payment after 30 days, 2) Eroll can convert the loan and the interest to shares of any future traded entity that Eroll plans to merge into in the amount of 250,000 shares in exchange for 1 per share.

Eroll also granted the Lender a warrant to purchase 100,000 ordinary shares of the Company   at an exercise price of $ 2 per share. The warrants were classified as shareholders' equity.

In accordance with ASC 470-20 as the liability is subject to subsequent fair value accounting and the freestanding warrants are classified in equity, the full fair value in amount of $208 is allocated to the loan and the residual proceeds in an amount of $42 allocated to the warrants.

Since Eroll merged into an OTC traded entity no interest expenses were paid.

The Company estimated the fair value of warrants using the Black-Scholes option pricing model using the following weighted average assumptions:

2018

Dividend yield	0%
Risk-free interest rate	2.62%
Expected term (in years)	2
Volatility	134.48%

On October 23, 2018, the company converted the loan to 250,000 ordinary shares with 0.0001 par value.

SEEDO CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands

NOTE 7:-        CONVERTIBLE LOANS (Cont.)

c.
On December 3, 2018 (the "Issuance Date"), the Company received a Convertible loan from third party (the "Lender"), the loan has 2 years term (the "Maturity Date"), in the amount of $550 which bears 10% annual interest rate (out of which $50 was directly transferred as finder fee).

The Company at its option shall have the right to redeem (a “Redemption”), in part or in whole, outstanding Principal and Interest under this loan agreement prior to the Maturity Date. The Company shall pay an amount equal to the principal amount being redeemed plus a redemption premium equal to 20% of the outstanding principal amount being redeemed plus outstanding and accrued Interest.

The Lender shall be entitled to convert at its option any portion of the outstanding and unpaid Conversion Amount into fully paid and nonassessable shares of Ordinary shares, at the lower of the Fixed Conversion Price then in effect or the Market Conversion Price. The number of shares of  ordinary shares issuable upon conversion of any Conversion Amount shall be determined by dividing (x) such Conversion Amount by (y) the Fixed Conversion Price of $1.2 or (z) 80% of the lowest the volume-weighted average price of the Company’s ordinary shares during the 10 trading days immediately preceding the conversion date.

The Company accounted for the convertible loan in accordance with ASC 470-20, Debt with conversion and other Options. According to ASC 470-20-30-8, since the intrinsic value of the BCF exceeds the entire proceeds of the loan, The Company allocated the entire proceeds to the BCF as additional paid in capital.

During the three months period ended December 31, 2018 the Company recorded interest and financial expenses related to convertible loan in the amount of $25.

NOTE 8:-	SHAREHOLDERS' DEFICIENCY

a.	As of December 31, 2018, and September 30, 2018, the Company's share capital is composed as follows:

	December 31, 2018		September 30, 2018
	Authorized	Issued and outstanding	Authorized	Issued and outstanding
	Number of shares
Ordinary shares of $0.0001 par value each	500,000,000	16,198,578	500,000,000	15,000,000

Each Ordinary share is entitled to receive dividend, participate in the distribution of the Company's net assets upon liquidation and to receive notices of participate and vote (at one vote per share) at the general meetings of the Company on any matter upon which the general meeting is authorized.

SEEDO CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands

NOTE 8:-	SHAREHOLDERS' DEFICIENCY (Cont.)

b.	Issuance of shares:

1.	On October 23, 2018 the Company converted a loan in the amount of $250 to 250,000 ordinary shares with $0.0001 par value with a fair value of $208.(see note 7-b)

2.	On October 23, 2018 the Company converted a loan in the amount of $100 to 99,338 ordinary shares with $0.0001 par value. (see note 7-a)

3.	On December 10, 2018 the Company issued 51,570 ordinary shares with $0.0001 par value to a new investor, for a total amount of $67.

4.
On December 11, 2018 the Company issued 2,500 ordinary shares with $0.0001 par value to 25 of its employees, each employee was entitled for 100 shares. As a result the Company recorded expenses in the amount of $12.

5.	On December 23, 2018 the Company issued 25,000 ordinary shares with $0.0001 par value to one of its consultants, the fair value of the services received are $25.

6.	On December 23, 2018 the Company issued 770,170 ordinary shares with $0.0001 par value to Cannabics as part of the Second Loan transfer with a relative fair value of $250.(see note 6-b)

NOTE 9:-        FINANCIAL EXPENSES, NET

	Three months ended December 31,
	2018	2017

Bank commissions	$21	$7
Financial expenses related to revaluation of Investment in warrants	89	-
Financial expenses related to loans	188	-
Foreign currency transactions and other	(45)	(61)

	$253	$54

NOTE 10:-      SUBSEQUENT EVENT

a.	On January 15, 2019 the Company converted Cannabics Second Loan to 770,397 ordinary shares with a par value of $0.0001. (See note 6-b).

b.	On February 7, 2019 the Company received a conversion notice from a lender. The Company will convert the loan to 500,000 ordinary shares.

SEEDO CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands

NOTE 10:-      SUBSEQUENT EVENT (Cont.)

c.
On February 21, 2018, the Company executed a second Convertible Debenture, Securities Purchase Agreement (collectively, the “Agreements”) with third party (the "Lender"). Per the terms of the Agreements with Lender the Company was tendered $550, which is open with right of redemption for two years. Prior to the maturity date of the Convertible Debenture, the Company, at its option, has the right to redeem in cash in part or in whole, the amounts outstanding provided that as of the date of the redemption notice (i) the volume-weighted average price of the Company’s ordinary shares is less than $2 and (ii) there is no equity condition failures as defined therein. The Company shall pay an amount equal to the principal amount being redeemed plus a redemption premium equal to 20% of the outstanding amount being redeemed plus outstanding and accrued Interest.

The number of shares of  ordinary shares issuable upon conversion of any Conversion Amount shall be determined by dividing (x) such Conversion Amount by (y) the Fixed Conversion Price of $2 or (z) 80% of the lowest the volume-weighted average price of the Company’s ordinary shares during the 10 trading days immediately preceding the conversion date. The Lender shall be entitled to convert at its option any portion of the outstanding and unpaid Conversion Amount into fully paid and nonassessable shares of Ordinary shares, at the lower of the Fixed Conversion Price then in effect or the Market Conversion Price. The number of shares of  ordinary shares issuable upon conversion of any Conversion Amount shall be determined by dividing (x) such Conversion Amount by (y) the Fixed Conversion Price of $2 or (z) 80% of the lowest the volume-weighted average price of the Company’s ordinary shares during the 10 trading days immediately preceding the conversion date (See note 7-c).

d.
On March 11, 2019 the Company entered into a share purchase agreement with a new investor, Accordingly, the Company issued 70,000 ordinary shares with a par value of $0.0001, for a total consideration of $126. The Company also granted the investor a warrant to purchase 35,000 Ordinary Shares at a price of $3 per share for a period of 24 months.

e.
On March 11, 2019, the Company entered into a share purchase agreement with a new investor, according to the agreement the Company will issue 66,667 ordinary shares with a par value of $0.0001, for a total amount consideration of $100.

f.
On March 12, 2019 the Company entered into a share purchase agreement with a new investor, according to the agreement the Company issued 140,000 ordinary shares with a par value of $0.0001, for a total consideration of $252.

The Company also granted the investor a warrant to purchase 70,000 Ordinary shares of the Company at an exercise price of $ 3 per share for a period of 24 months.

g.
On March 14, 2019, the Company executed an Agreement with Kibbutz Dan in northern Israel to establish the first industrial scale fully automated containerized farm for licensed pharmaceutical-grade medical cannabis, as disclosed in the 8K filing with the SEC of March 19, 2019.

Item 2.  Management’s Discussion and Analysis or Plan of Operation.

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH OUR AUDITED FINANCIAL STATEMENTS AND THE RELATED NOTES THAT APPEAR ELSEWHERE IN THIS QUARTERLY REPORT. THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT REFLECT OUR PLANS, ESTIMATES AND BELIEFS. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE THOSE DISCUSSED BELOW AND ELSEWHERE IN THIS QUARTERLY REPORT.

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

Emerging Growth Company - We are an emerging growth company as defined in Section 2(a)(19) of the Securities Act. We will continue to be an emerging growth company until: (i) the last day of our fiscal year during which we had total annual gross revenues of $1,000,000 thousands or more; (ii) the last day of our fiscal year following the fifth anniversary of the date of the first sale of our common stock pursuant to an effective registration statement under the Securities Act; (iii) the date on which we have, during the previous 3-year period, issued more than $1,000,000 thousands in non-convertible debt; or (iv) the date on which we are deemed to be a large accelerated filer, as defined in Section 12b-2 of the Exchange Act.

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

This form 10-QT contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  For this purpose, any statements contained in this Form 10-QT that are not statements of historical fact may be deemed to be forward-looking statements.  Without limiting the foregoing, words such as “may”, “will”, “expect”, “believe”, “anticipate”, “estimate” or “continue” or comparable terminology are intended to identify forward-looking statements.  These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within our control.  These factors include by are not limited to economic conditions generally and in the industries in which we may participate; competition within our chosen industry, including competition from much larger competitors; technological advances and failure to successfully develop business relationships.

This discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results may differ materially from those anticipated in these forward-looking statements.

Organization

SEEDO CORP.  (the “Company”, “Our” or “We”) was formed on January 16, 2015, under the laws of the State of Delaware. Prior to September 14, 2018, we were solely a provider of risk management and asset protection (“RAP”) services for businesses, individuals and families.

On September 14, 2018, the Company, then under it’s previous name, GRCR Partners Inc., executed an Acquisition and Share Exchange Agreement with Eroll Grow Tech Ltd., (“Eroll”) an Israeli Corporation that was incorporated on May 18, 2015 under the laws of the state of Israel. Immediately following the transaction, Eroll shareholders held approximately 87.4% of the outstanding Ordinary stock of the Company on a fully diluted basis, in exchange of 100% of the share capital of Eroll, while the pre-merger Company shareholders retained the remaining approximate 12.6%.

Following the Transaction, GRCR Partners Inc. issued an aggregate of 12,073,500 shares of its common stock, par value $0.0001 per share (the “Common Stock”), on a pro-rata basis to each of the holders of Eroll, so the total shares of the Company ended up with 15,000,000 shares. As a result of the transaction, Eroll became a wholly-owned subsidiary of GRCR Partners Inc. While GRCR Partners Inc. was the legal acquirer in the transaction, Eroll was deemed the accounting acquirer.

On September 17, 2018, the Board of Directors adopted an Amendment to its Articles, changing the name of the Corporation to SEEDO CORP. The State of Delaware effectuated said change on September 21, 2018; and on November 5, 2018, FINRA granted effectiveness for said change and the new ticker Symbol “SEDO”. Post-Acquisition, SEEDO CORP has changed its main business focus to Eroll’s business activities while continuing with some RAP activities.

The quarterly unaudited condensed consolidated financial statements of the Company reflect the operations of Eroll as the acquirer for accounting purposes, together with a deemed issuance of shares, equivalent to the shares held by the stockholders of the legal acquirer, GRCR Partners Inc. prior to the Transaction, and a recapitalization of the equity of the accounting acquirer. The quarterly unaudited condensed consolidated financial statements include the accounts of the Company since the effective date of the reverse merger transaction and the accounts of Eroll since inception.

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

Our telephone number is +972 546 642 228 and our website is www.Seedolab.com

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial statement presentation and in accordance with Form 10-QT. Accordingly, they do not include all of the information and footnotes required in annual financial statements. In the opinion of management, the unaudited condensed financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position and results of operations and cash flows. The results of operations presented are not necessarily indicative of the results to be expected for any other interim period or for the entire year.

These unaudited condensed financial statements should be read in conjunction with our September 30, 2018 annual financial statements included in our Form 10-K, filed with the U.S. Securities and Exchange Commission (“SEC”) on January 15, 2019.

Going Concern

Due to the uncertainty of our ability to meet our current operating and capital expenses, our independent auditors included an explanatory paragraph in their report on the audited financial statements for the year ended September 30, 2018 regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

Our unaudited condensed financial statements have been prepared on a going concern basis, which assumes the realization of assets and settlement of liabilities in the normal course of business. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they become due. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that we will be able to continue as a going concern. Our unaudited condensed financial statements do not include any adjustments to the amount and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern. There is no assurance that our operations will be profitable. Our continued existence and plans for future growth depend on our ability to obtain the additional capital necessary to operate either through the generation of revenue or the issuance of additional debt or equity.

Research and Development Costs

Research and development costs are charged to the consolidated statement of operations as incurred. ASC 985-20, "Costs of Software to Be Sold, Leased, or Marketed", requires capitalization of certain software development costs subsequent to the establishment of technological feasibility.

Based on the Company's product development process, technological feasibility is established upon the completion of a working model. The Company does not incur material costs between the completion of a working model and the point at which the products are ready for general release. Therefore, research and development costs are charged to the consolidated statement of operations as incurred. The Company did not capitalize expenses during the three months ended December 31, 2018.

Note 3 – Stockholders’ Equity (Deficit)

Authorized Shares

The Company is authorized to issue up to 500,000,000 shares of common stock, par value $0.0001 per share. Each outstanding share of common stock entitles the holder to one vote per share on all matters submitted to a stockholder vote. All shares of common stock are non-assessable and non-cumulative, with no pre-emptive rights.

Note 4 – Commitments and Contingencies

On October 2017, Eroll entered into rental agreements for its office premises which will end on April 30, 2022.

On September 2017 Eroll entered into a vehicle operating lease agreement for a period of 32 months.

Note 5 – Subsequent Events

On January 15, 2019 the Company converted Cannabics Second Loan to 770,397 ordinary shares with a par value of $0.0001.

On January 30, 2019, the Company appointed Dr. Jendayi Frazer and Micha Maman to its Board of Directors, as disclosed in the Company’s 8K filing with the SEC of February 4, 2019.

On February 5, 2019, the Company elected to change its Fiscal Year from September 30, to December 31, as disclosed in the Company’s 8K filing with the SEC of February 5, 2019.

On February 7, 2019 the Company received a conversion notice from a lender. The Company will convert the loan to 500,000 ordinary shares.

On February 12, 2019, the Company entered into an MOU with SYS Technologies for development of next generation clean containerized clean growing solutions, as noted in the Company’s Press Release dated February 12, 2019.

On February 26, 2019, the Company closed several Funding Agreements with YAII PN for $550 thousands, as disclosed in the Company’s 8K filing with the SEC of March 5, 2019.

On February 28, 2019, the Company appointed Pninat Yanay to its Board of Directors, as disclosed in the Company’s 8K filing with the SEC of March 4, 2019.

On March 11, 2019, the Company appointed Daniel Birnbaum to its Board of Directors, as disclosed in the Company’s 8K filing with the SEC of March 4, 2019.

On March 11, 2019, the Company entered into a share purchase agreement with a new investor, according to the agreement the Company will issue 66,667 ordinary shares with a par value of $0.0001, for a  total amount consideration of $100 thousands.

On March 12, 2019, the Company closed Funding Agreements with Elvik Lighting Ltd for a total of $126 thousands.

On March 12, 2019, the Company closed Funding Agreements with Shachar S. Enterprises & Investments Ltd. for a total of $252 thousands.

On March 14, 2019, the Company executed an Agreement with Kibbutz Dan in northern Israel to establish the first industrial scale fully automated containerized farm for licensed pharmaceutical-grade medical cannabis, as disclosed in the 8K filing with the SEC of March 19, 2019.

The Company has evaluated subsequent events through the date the unaudited condensed financial statements were issued and filed with the Securities and Exchange Commission and has determined that there are no other such events that warrant disclosure or recognition in the financial statements.

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

As of December 31, 2018, the Company received more than 3,000 units ordered in a pre-order campaign. We believe that following the delivery of the pre-order units combined with a marketing campaign and our community strength, the Company will be able to sell and deliver thousands of its home cultivator devises world-wide.

Our Opportunity

Starting September 14, 2018, the Company operates two concurrent of businesses, the main business is operated by our fully owned subsidiary Eroll, which was purchased as part of the September 14, 2018 agreement. The Company delivers the future of automated plant growing technologies, for home, commercial, and medical use. Some of the previous RAP business is also continuing for the foreseeable future.

The Home cultivator opportunity

We target the world-wide population which wants to grow their own herbs and vegetables pesticide free, with self-regulating climate control capabilities - allowing each to grow its own, from seed to harvest. Our cutting-edge technology addresses cannabis customers market for adults and medical needs as well as any other need.

We believe that the following advantages afford the Company a unique market penetration opportunity:
•	Automated home growing device
•	Simplifying the seed to harvest process with seamless technology
•	Growth cycle operated and monitored by mobile app
•	Self-regulating climate control system
•	No prior knowledge needed
•	Simple installment – water, electricity and Wi-Fi
•	100% pesticide free

Commercial Containers

During 2019, the Company is expected to finish its research and development efforts in order to present the markets with its new herbs and vegetables commercial container. Our technology will enable industrial farmers full control and automation of all plant feeding and environmental parameters, better unified standardized yields suitable for medical pharma industry in a hermetically sealed system - full isolation, with no need for pesticides at all.  This affords dramatic space savings as well as water consumption and human resources.

We believe that our industrial commercial container technology advantages will provide several immediate solutions for farmers’ current challenges and experiences.  We are targeting this product for any herb and/or vegetables growth including but not limited to medical cannabis. On March 14th, 2019, we began new phase and officially announced our Agreement with Kibbutz Dan for the world’s first industrial scale fully automated containerized farm for government licensed pharmaceutical-grade medical cannabis, verifying our technology and expertise now to the commercial world.

The second type of operation is related to the corporate governance, risk management, compliance and regulatory reporting activities of the Company, as was before and after September 14, 2018. Along with the lack of clearly identified corporate risk management roles, an overall complex approach to personal and family asset protection, we believe there is a need to bridge the communication gap between technology and risk as well as lack of appropriate metrics to define and track enterprise risks. We believe that every member of a Company C-suite is responsible for their domain and for ensuring the remainder of the enterprise or company benefits from their decisions and counsel for collective risk management.  Bringing the CRO to the forefront allows risk management to be consolidated and uniform throughout the enterprise. We believe Enterprise Risk Management needs to be a cross-functional phenomenon.

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

Results of Operations

Three months ended December 31, 2018 compared to the three months ended December 31, 2018

For the audited year ending December 31, 2018 and 2017

Operating Expenses
R&D Expenses for the 3 months ended December 31, 2018 and 2017, was $800 thousand versus $346 thousand respectively from the main activity of the Company. This was primarily due to increased R&D efforts for progressing the Home Cultivator from a prototype version into mass production, which resulted mainly due to increased HC costs of $306 thousand, increased R&D material costs of $75 thousand, an increase of $33 thousand in depreciation expenses related to R&D, and $40 thousand increase in other miscellaneous expenses related to R&D.

Total marketing expenses for the 3 months ended December 31, 2018 and 2017, were $269 thousand versus $124 thousand, respectively. This was primarily due to increased marketing campaign efforts, which resulted mainly due to increased HC costs of $42 thousand and increased Marketing material costs and payment providers fees of $103 thousand.

Total General and Administrative expenses for the 3 months ended December 31, 2018 and 2017, was $386 thousand versus $303 thousand, respectively. This was primarily due to an increase of $71 thousand in expenses for external advisors and professional services, mainly due to the Eroll Grow Tech’s acquisition process and, increased  share based payments to employees in the amount of $12 thousand.

Liquidity and Capital Resources

Overview

Since inception on January 16, 2015, the Company had a cumulative deficit of $8,522 thousand and we have a working capital deficit of $4,344 thousand as of December 31, 2018. Our future growth is dependent upon achieving further purchase orders and execution, management of operating expenses and ability of the Company to obtain the necessary financing to fund future obligations, and upon profitable operations.

Historically, we have financed our cash flow and operations from the initial contribution of our majority shareholder and by raising strait equity and convertible loans. Since incorporation and as of December 31, 2018 Eroll Grow Tech Ltd. has raised approximately $6.5 million, during the 3 months ended December 31, 2018 the Company raised $2.517 million.

As of December 31, 2018, our cash balance was $921 thousand, we believe we will require a minimum of $6 million in working capital over the next 12 months to grow the company as currently planned, which is inclusive of Cost of Sales, covering our operation costs and maintaining our regulatory reporting and filings. Should our revenues not increase as expected, or if our costs and expenses prove to be greater than we currently anticipate, or should we change our current business plan in a manner that will increase or accelerate our anticipated costs and expenses; we may need funds in excess of that currently planned.

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

Recently Issued Accounting Pronouncements

For information with respect to recent accounting pronouncements, see Note 3 to the unaudited condensed consolidated financial statements of SEEDO CORP. included elsewhere in this Form 10-QT.

Critical Accounting Policies

Our discussion and analysis of the financial condition and results of operations are based upon the Company’s unaudited condensed financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We believe that the estimates, assumptions and judgments involved in the accounting policies described below have the greatest potential impact on our unaudited condensed financial statements, so we consider these to be our critical accounting policies. Because of the uncertainty inherent in these matters, actual results could differ from the estimates we use in applying the critical accounting policies. Certain of these critical accounting policies affect working capital account balances, including the policies for revenue recognition, allowance for doubtful accounts and income taxes. These policies require that we make estimates in the preparation of our unaudited condensed financial statements as of a given date.

Within the context of these critical accounting policies, we are not currently aware of any reasonably likely events or circumstances that would result in materially different amounts being reported.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of our Quarterly Report on Form 10-QT, an evaluation was carried out by management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act) as of December 31, 2018. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

During evaluation of disclosure controls and procedures as of December 31, 2018 conducted as part of our preparation of the quarterly unaudited condensed financial statements, management conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures and concluded that our disclosure controls and procedures were effective.,

Management’s Report on Internal Control over Financial Reporting

Management is responsible for the preparation and fair presentation of the unaudited condensed financial statements included in this quarterly report. The unaudited condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and reflect management’s judgment and estimates concerning effects of events and transactions that are accounted for or disclosed.

Management is also responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting includes those policies and procedures that pertain to our ability to record, process, summarize and report reliable data. Management recognizes that there are inherent limitations in the effectiveness of any internal control over financial reporting, including the possibility of human error and the circumvention or overriding of internal control. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to unaudited condensed financial statements presentation. Further, because of changes in conditions, the effectiveness of internal control over financial reporting may vary over time.

In order to ensure that our internal control over financial reporting is effective, management regularly assesses controls and did so most recently for its financial reporting as of December 31, 2018.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim unaudited condensed financial statements will not be prevented or detected on a timely basis.

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

Insufficient Documentation of Review Procedures We employ policies and procedures for reconciliation of the unaudited condensed financial statements and note disclosures.

Insufficient Information Technology Procedures. Management has not established methodical and consistent data back-up procedures to ensure loss of data will not occur.

As a result of the management evaluation of company internal control over financial reporting described above, the Company’s management has concluded that, as of December 31, 2018, the Company’s internal control over financial reporting was not based on the criteria in Internal Control – Integrated Framework issued by COSO.

This quarterly report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. We were not required to have, nor have we, engaged our independent registered public accounting firm to perform an audit of internal control over financial reporting pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management’s report in this quarterly Report.

Changes in Internal Control Over Financial Reporting

As of the end of the period covered by this report, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the three months ended December 31, 2018, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 5. Change in Fiscal Year

The Board of Directors of SEEDO CORP. has changed our fiscal year end from September 30 to December 31, as announced in our 8K to this effect filed with the SEC on February 5, 2019. We made this change to align the Company's fiscal year end with its subsidiaries following the reverse merger. Subsequent to this, our Form 10-K will cover the calendar year January 1 to December 31. We refer to the period beginning October 1, 2017 and ending September 30, 2018 as “fiscal 2018".

Part II- Other Information

Item 1. Legal Proceedings

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated. No director, officer, or affiliate of the issuer and no owner of record or beneficiary of more than 5% of the securities of the issuer, or any security holder is a party adverse to the small business issuer or has a material interest adverse to the small business issuer.

Item 1A. Risk Factors

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 2. Recent Sale of Unregistered Securities

For the Quarter ending December 31, 2018, the Company issued 1,198,578 common shares as follows:

349,338 ordinary shares of $0.0001 par value as a loan conversions.
27,500 ordinary shares of $0.0001 par value as share-based payments to employees and consultants.
770,170 Shares to Cannabics Pharmaceuticals Inc. as part of a loan agreement.
51,570 for anew investor for a total consideration of $67 thousands.

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

Dated: March 20, 2019	By:	/s/ Zohar Levy
Zohar Levy Director, Chief Executive Officer
SEEDO CORP.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date
Zohar Levy	Zohar Levy Director, Chief Executive Officer	March 20, 2019