Form 10-Q
period 2019-03-31
SEEDO CORP.
filed 2019-05-15
CIK 1661600

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PERSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period from January 1, 2019 to March 31, 2019.

Commission file number: 333-208814

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

Securities registered under Section 12(b) of the Exchange Act: None.

Securities registered under Section 12(g) of the Exchange Act:

Title of each class: Common Stock, par value $0.0001	Trading Symbol(s) SEDO	Name of each exchange on which registered: OTC

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Shares Outstanding as of May 15th, 2019
Common Stock, $0.0001 par value per share	20,007,144 shares

When used in this quarterly report, the terms “Seedo,” “the Company,” “we,” “our,” and “us” refer to SEEDO CORP., a Delaware corporation.

PART I. Financial Information

SEEDO CORP.

CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
As of March 31, 2019

SEEDO CORP.
CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2019

IN THOUSANDS OF U.S. DOLLARS

SEEDO CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

U.S. dollars in thousands, except share and per share data

		March 31	December 31
	Note	2019	2018

ASSETS

CURRENT ASSETS:
Cash and cash equivalents		$2,373	$921
Restricted bank deposit		91	87
Financial institute		753	830
Other accounts receivable		439	409
Inventory		276	157

Total current assets		3,932	2,404

Property and equipment, net		1,241	1,234

Total assets		$5,173	$3,638

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

CURRENT LIABILITIES
Short-term loan	5	$692	$411
Trade payables		689	521
Convertible loans	7	250	771
Loan from related party	6	850	908
Advances from customers		2,806	3,016
Other accounts payable		1,204	1,121

Total current liabilities		6,491	6,748

LONG-TERM LIABILITIES
Convertible loan	7	173	-

COMMITMENTS AND CONTINGENT LIABILITIES	4

SHAREHOLDER'S DEFICIENCY	8
Ordinary shares of $ 0.0001 par value:
Authorized: 500,000,000 shares at March 31, 2019 and December 31, 2018; Issued and Outstanding: 17,518,975 and 16,198,578 shares at March 31, 2019 and December 31, 2018, respectively		2	2
Additional Paid in capital		10,620	5,410
Accumulated deficit		(12,113)	(8,522)

Total shareholders' deficiency		(1,491)	(3,110)

Total liabilities and shareholders' deficiency		$5,173	$3,638

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEEDO CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

U.S. dollars in thousands, except share and per share data

		Three months ended March 31
	Note	2019	2018

Revenues		$10	$-
Cost of revenues		14	-

Gross Loss		4	-

Operating expenses:

Research and development		$830	$562

Selling and marketing		234	212

General and administrative		616	381

Operating loss		1,684	1,155

Financial expenses	9	1,907	50

Net Loss		$3,591	$1,205

Basic and diluted net loss per share		$(0.21)	$(0.11)
Weighted average number of ordinary shares used in computing basic and diluted loss per share		17,028,124	10,572,078

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEEDO CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIENCY (Unaudited)

U.S. dollars in thousands, except share and per share data

	Ordinary shares
	Number	Amount	Additional Paid in capital	Accumulated deficit	Total Shareholders' Deficiency

Balance as of December 31, 2017	10,525,587	$1	$1,534	$(2,385)	$(850)

Net Loss	-	-	-	(1,205)	(1,205)

Balance as of March 31, 2018	10,525,587	$1	$1,534	$(3,590)	$(2,055)

Balance as of December 31, 2018	16,198,578	$2	$5,410	$(8,522)	$(3,110)

Conversion of convertible loans	1,270,397	*	1,500	-	1,500

Share Based Compensation to non-employees	50,000	*	47	-	47

Beneficial conversion feature related to convertible loan	-	-	96	-	96

Receipt on account of shares and warrants	-	-	3,567	-	3,567

Net Loss	-	-	-	(3,591)	(3,591)

Balance as of March 31, 2019	17,518,975	$2	$10,620	$(12,113)	$(1,491)

*) Represents an amount less than $1.
The accompanying notes are an integral part of these condensed consolidated financial statements.

SEEDO CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

U.S. dollars in thousands

	Three months ended March 31,
	2019	2018
Cash flows from operating activities:

Net Loss	$(3,591)	$(1,205)

Adjustments to reconcile loss to net cash used in operating activities:
Depreciation and amortization	43	4
Financial expenses related to convertible loans	579	-
Financial expenses related to short-term loans	369	-
Financial expenses related to loans from related party	942
Loss from changes in fair value of warrants	1	-
Changes in assets and liabilities:
Increase in other accounts receivable	(31)	(462)
Increase in inventory	(119)	-
Increase (Decrease) in advances from customers	(133)	1,145
Increase in trade payables	168	85
Increase in other accounts Payable	3	1
Net cash used in operating activities	(1,769)	(432)

Cash flows from investing activities
Purchase of property and equipment	(50)	(81)
Net cash used in investing activities	(50)	(81)

Cash flows from financing activities:
Proceeds from convertible loans	258	-
Receipt on account of shares and issuance of warrants	3,017	-
Net cash provided by financing activities	3,275	-

Increase (Decrease) in cash and cash equivalents and restricted cash	1,456	(513)
Cash and cash equivalents at the beginning of the year	1,008	607

Cash and cash equivalents at the end of the year and restricted cash	$2,464	$94

Supplemental disclosures of cash flow information:

Cash and cash equivalents	$2,373	$48
Restricted bank deposits included in short term assets	91	46
	$2,464	$94

Cash paid for interest	$35	-

Supplemental disclosures of non- cash flow information:
Conversion of convertible loans	$2,050	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEEDO CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands

NOTE 1:-	GENERAL

a.
Seedo Corp. (the “Company”, “Our” or “We”), was incorporated on January 16, 2015, as GRCR Partners Inc. under the laws of Delaware. On September 17, 2018, the Company name was changed to Seedo Corp. We were solely a provider of risk management and asset protection (“RAP”) services for businesses, individuals and families. Post-Acquisition and Exchange with Eroll Grow Tech ("Eroll"), we have additionally acquired Eroll’s business as well ("acquisition Subsidiary"). We produce the world’s first fully-automated plant growing device managed and controlled by an artificial intelligent algorithm, allowing consumers to grow their own herbs and vegetables effortlessly from seed to plant, while providing optimal conditions to assure premium quality produce year-round.

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

b.
The Company operates mainly in the fields of development and distribution of home growing automated machines and commercial containers for variety of herbs and vegetables worldwide. The Company also plans, establishes and will operate container farms.

c.	Basis of presentation:

Effective December 31, 2018, the Company changed its fiscal year end from September 30 to December 31. This change is being made in order to align the Company's fiscal year end with its subsidiaries following the reverse merger. The Company refers to the period beginning October 1, 2017 and ending September 30, 2018 as “fiscal 2018".

d.
The Company generated immaterial revenues since inception. The Company has an accumulated deficit in the total amount of $12,113 as of March 31, 2019, the Company has negative operating cash flow in the total amount of $1,769 for the period of three months ended March 31, 2019, further losses are anticipated in the development of its business. Those factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due.

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

As of March 31, 2019, the condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from uncertainty related to the Company’s ability to continue as a going concern.

SEEDO CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands

NOTE 2:-	UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and standards of the Public Company Accounting Oversight Board for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, the accompanying financial statements include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's (i) consolidated financial position as of March 31, 2019, (ii) consolidated results of operations for the three months ended March 31, 2019 and (iii) consolidated cash flows for the three months ended March 31, 2019. The results for the three months ended March 31, 2019, as applicable, are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

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

b.	Revenue Recognition:

The Company generates revenues from sales of products. The Company sells its products directly to end customers.

In accordance with Topic 606, revenue is recognized when obligations under the terms of a contract with our customer are satisfied; generally this occurs with the transfer of control of our products. Revenue is measured as the amount of consideration to which we expect to be entitled in exchange for transferring products or providing services. To achieve this core principle, the Company applies the following five steps:

SEEDO CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands

NOTE 3:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

b.	Revenue Recognition (Cont.):

1.	Identify the contract with a customer

A contract with a customer exists when (i) the Company enters into a written agreement with a customer that defines each party's rights regarding the products or services to be transferred and identifies the payment terms related to these products or services, (ii) both parties to the contract are committed to perform their respective obligations, (iii) the contract has commercial substance, and (iv) the Company determines that collection of substantially all consideration for products or services that are transferred is probable based on the customer's intent and ability to pay the promised consideration.

2.	Identify the performance obligations in the contract

Performance obligations promised in a contract are identified based on the products or services that will be transferred to the customer that are both capable of being distinct, whereby the customer can benefit from the product or service either on its own or together with other resources that are readily available from the Company, and are distinct in the context of the contract, whereby the transfer of the products or services is separately identifiable from other promises in the contract.

3.	Determine the transaction price

The transaction price is determined based on the consideration to which the Company will be entitled in exchange for transferring products or services to the customer. To the extent the transaction price is variable, revenue is recognized at an amount equal the consideration to which the Company expects to be entitled. This estimate includes customer sales incentives which are accounted for as a reduction to revenue and estimated using either the expected value method or the most likely amount method, depending on the nature of the program.

4.	Allocate the transaction price to performance obligations in the contract

If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. The Company determines standalone selling price based on the price at which the performance obligation is sold separately.

SEEDO CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands

NOTE 3:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

b.	Revenue Recognition (Cont.):

5.	Recognize revenue when or as the Company satisfies a performance obligation.

The Company generally satisfies performance obligations at a point in time, once the customer has obtained the legal title to the items purchased or service provided. Revenue is recognized based on the transaction price at the time the related performance obligation is satisfied by transferring a promised product or service to a customer.

Typical timing of payment
The Company offers several payment methods that includes but not limited to full advance payment and partial amount in advanced while collecting the remaining amount before delivery.

The Company’s unfilled performance obligations as of March 31, 2019 and the estimated revenue expected to be recognized in the future related to the sales of our Home Growing Devices amounted to $2,806.

c.	New Accounting Pronouncements

     Recently Implemented Accounting Pronouncements

1.
Revenues - In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most current revenue recognition guidance, including industry-specific guidance. The core principle is that an entity will recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. The standard provides a five-step model to be applied to all contracts with customers, which steps are to (1) identify the contract(s) with the customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract and (5) recognize revenue when each performance obligation is satisfied.

The Company early adopted ASU 2014-09 as of the January 1, 2019. The adoption did not have a significant impact to the company’s net income.

2.
Cash Flow - On November 17, 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force).” This ASU requires the statement of cash flows to explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents are to be included with cash and cash equivalents when reconciling the beginning of period and end of period amounts shown on the statement of cash flows. The Company adopted ASU 2016-18 on October 1, 2018, and it did not have a material impact on its accounting and disclosures.

SEEDO CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands

NOTE 3:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

In July 2017, the FASB issued ASU 2017-11, “Earnings per share: I. Accounting for Certain Financial Instruments with Down Round Features”, which allows companies to exclude a down round feature when determining whether a financial instrument is considered indexed to the entity’s own stock. As a result, financial instruments with down round features may no longer be required to be accounted classified as liabilities. A company will recognize the value of a down round feature only when it is triggered, and the strike price has been adjusted downward. For equity-classified freestanding financial instruments, such as warrants, an entity will treat the value of the effect of the down round, when triggered, as a dividend and a reduction of income available to common shareholders in computing basic earnings per share. The guidance in ASU 2017-11 is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted, and the guidance is to be applied using a full or modified retrospective approach. The Company early adopted this guidance in connection with the down round feature within the embedded optional conversion feature of the warrants, as discussed in Note 7d.

NOTE 4:-	COMMITMENTS AND CONTINGENT LIABILITIES

On October 2017, Eroll entered into rental agreements for its office premises in Israel which will end on April 30, 2022. The agreement is secured by bank guarantees and monthly debentures equivalent with the lease payments.

The future minimum lease fees payable for the lease agreement as of March 31, 2019, are as following:

2019	$93
2020	124
2021	124
2022	41
$382

On September 2017 Eroll entered into a vehicle operating lease agreement for a period of 32 months. The future minimum lease fees payable for both above agreements as of March 31, 2019, are as following:

2019	$78
2020	89
2021	30
$197

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

The Company also granted the broker 33,333 ordinary shares of the Company which as of March 31, 2019, weren’t issued. The shares were issued on April 12, 2019.

The Company accounted for the loan in accordance with ASC 470, Debt. The Company allocated the consideration of the loan, the related warrants and the ordinary shares based on their relative fair value at the date of issuance, which is also the commitment date.

During the three months period ended March 31, 2019 the Company recorded interest and financial expenses related to the loan in the amount of $369.

NOTE 6:-        RELATED PARTIES

a.
As of March 31, 2019, and December 31, 2018, the Company recorded a provision in the amount of $623 and $520 respectively, that classified in other accounts payable, and during the three months ended March 31, 2019, and December 31, 2018, recorded expenses in the amount of $103 and $24 respectively, that classified in general and administrative expenses, to a related party for management services.

b.
On August 10, 2018, Eroll entered into a Convertible Loan Agreement (the “Agreement”) with Cannabics Pharmaceuticals Inc. ("Cannabics"), a US public company and one of the Company's shareholders. Pursuant to the terms of the Agreement, Cannabics was obligated to invest up to $2,000 in Eroll Grow Tech. According to the agreement Cannabics Pharmaceuticals Inc. is obligated to invest $500 upon execution of the Agreement, to be followed by second $500 tranche within 90 days and third tranche in the amount of $1,000 (the "Second loan"), 90 days following that. On August 13, 2018, Cannabics Pharmaceuticals Inc. invested the initial $500 pursuant to its obligations under the Agreement.

SEEDO CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands

NOTE 6:-        RELATED PARTIES (Cont.)

According to the Agreement, the Company shall issue Cannabics Pharmaceuticals Inc. ordinary shares of the Company representing 7.5% of the outstanding shares on a fully-diluted basis of the Company at the time of conversion. Following the Second Investment, Cannabics Pharmaceuticals Inc. shall hold 15% of the outstanding shares on a fully-diluted basis of the Company. In addition, according to the agreement Cannabics Pharmaceuticals Inc. shall issue to the company 1,000,000 warrants with an exercise price of $ 2 per share, of the Cannabics Pharmaceuticals Inc. shares, for a period of 12 months. The warrants were issued On August 14, 2018. During the three months period ended March 31, 2019 the Company recorded expenses due to the warrant in the amount of $1. As of March 31, 2019, and December 31, 2018 the warrants fair value amount was $ 0 and $1, respectively.

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

In addition, under the agreement the Company shall pay to Cannabics Pharmaceuticals Inc. royalties in an amount equal to a percentage of the Company’s revenues starting of January 2019 sales as follows:

(a)	Until the conversion or repayment of the third tranche ("Second Loan") in the amount of an additional $1,000, an amount equal to 2.5% of revenues.

(b)	Following the conversion or repayment of the Second Loan, an amount equal to 5% of revenues.

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

The Company allocated the remaining consideration ($500) of the second convertible loan and issuance of shares based on their relative fair value at the date of issuance. As such the Company recorded issuance of the shares in a total amount of $250.

The Company accounted for the convertible loan in accordance with ASC 470-20, Debt with conversion and other Options. According to ASC 470-20-30-8, since the intrinsic value of the beneficial Conversion Feature ("BCF") exceeds the entire proceeds of the loan, the Company allocated the entire proceeds of $250 related to the convertible loan to the BCF as additional paid in capital.

On January 15, 2019 according to the original agreement and the amendment stated above the Company converted the Second Loan, in the amount of $1,000 and issued Cannabics Pharmaceuticals Inc. 770,397 ordinary shares with $0.0001 par value. As a result, the Company recorded financial expenses related to the loan in the amount of $942. The total holding as of March 31, 2019, for Cannabics is 20.43% of the Company's ordinary shares.

c.
During September 7, 2018, Eroll has entered into a Loan agreement with Cannabics Pharmaceuticals Inc. in the amount of $350 that shall have a one-year defined term and bears no interest. As part of the agreement Cannabics were also entitled to 3.6% of the Company's ordinary shares, in return to services provided as part the acquisition. As a result on September 27, 2018, the Company issued 540,000 Ordinary shares with 0.0001 par value with respect to share based compensation. As defined in an amendment as of November 6, 2018, the loan shall have a due date certain of November 4, 2019.

NOTE 7:-        CONVERTIBLE LOANS

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

On March 5, 2019 the Company converted the Loan to 500,000 ordinary shares with $0.0001 par value.

SEEDO CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands

NOTE 7:-	CONVERTIBLE LOANS (Cont.)

During the 3 months period ended March 31, 2019, the Company recorded an interest expenses in the total amount of $10.

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

During the 3 months period ended March 31, 2019, the Company recorded an interest expenses in the total amount of $10. According to ASC 470 the Company did not record a BCF with respect to convertible loan since the contingent BCF shall not be recognized in earnings until the contingency is resolved.

On April 11, 2019 the Company converted the loan amount of $250 to 150,000 ordinary shares with $0.0001 par value.

c.
On December 3, 2018 (the "Issuance Date"), the Company received a convertible loan from third party (the "Lender"), the loan has 2 years term (the "Maturity Date"), in the amount of $550 (the "Principal Amount") which bears 10% annual interest rate (out of which $50 was directly transferred as finder fee).

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

SEEDO CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands

NOTE 7:-        CONVERTIBLE LOANS (Cont.)

On March 29, 2019 the Company received a conversion notice from the Lender, accordingly the Company set the loan to its original amount of $550, as of March 31, 2019, the Company did not issue the shares to the Lender therefore recorded the loan as a receipt on account of shares under shareholders' equity.

On April 3, 2019, the loan and the accrued interest in the amount of $568 were converted to 473,025 ordinary shares with $0.0001 par value.

During the three months period ended March 31, 2019 the Company recorded interest and financial expenses related to the convertible loan in the amount of $543.

c.
On February 21, 2019 (the "Issuance Date"), the Company received a Convertible loan from third party (the "Lender"), the loan has 2 years term (the "Maturity Date"), in the amount of $550 (the "Principal Amount") which bears 10% annual interest rate (out of which $50 was directly transferred as finder fee).

The Company at its option shall have the right to redeem (a “Redemption”), in part or in whole, outstanding Principal and Interest under this loan agreement prior to the Maturity Date. The Company shall pay an amount equal to the principal amount being redeemed plus a redemption premium equal to 20% of the outstanding principal amount being redeemed plus outstanding and accrued Interest.

The Lender shall be entitled to convert at its option any portion of the outstanding and unpaid Principal or accrued interest into fully paid and nonassessable shares of Ordinary shares, at the lower of the Fixed Conversion Price then in effect or the Market Conversion Price. The number of shares of ordinary shares issuable upon conversion of any conversion amount shall be determined by dividing (x) such Conversion Amount by (y) the Fixed Conversion Price of $2 or (z) 80% of the lowest the volume-weighted average price of the Company’s ordinary shares during the 10 trading days immediately preceding the conversion date.

The Company also granted the Lender a warrant to purchase 137,500 Ordinary shares of the Company at an exercise price of $ 2 per share, such exercise price is subject to any future price-based anti-dilution adjustments. As the Company early adopted ASU 2017-11 the warrants were classified in shareholders equity.

The Company estimated the fair value of warrants using the Black-Scholes option pricing model using the following weighted average assumptions:

2019

Dividend yield	0%
Risk-free interest rate	2.49%
Expected term (in years)	3
Volatility	123.90%

The fair value of the warrants granted was $242.

SEEDO CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands, except exercise price per warrant

NOTE 7:-        CONVERTIBLE LOANS (Cont.)

The Company accounted for the convertible loan in accordance with ASC 470-20, Debt with conversion and other Options. The intrinsic value of the BCF was calculated and the Company allocated $96 to the BCF as additional paid in capital. The remaining consideration of $162 was allocated to convertible loan.

During the three months period ended March 31, 2019, the Company recorded interest and financial expenses related to convertible loan in the amount of $17.

NOTE 8:-	SHAREHOLDERS' DEFICIENCY

a.	As of March 31, 2019, and December 31, 2018, the Company's share capital is composed as follows:

	March 31, 2019		December 31, 2018
	Authorized	Issued and outstanding	Authorized	Issued and outstanding
	Number of shares
Ordinary shares of $0.0001 par value each	500,000,000	17,518,975	500,000,000	16,198,578

Each Ordinary share is entitled to receive dividend, participate in the distribution of the Company's net assets upon liquidation and to receive notices of participate and vote (at one vote per share) at the general meetings of the Company on any matter upon which the general meeting is authorized.

b.	Issuance of shares:

1.	On January 15, 2019 the Company converted a loan in the amount of $1,000 to 770,397 ordinary shares with a par value of $0.0001. (See note 6-b).

2.	On January 28, 2019 the Company issued 50,000 ordinary shares with $0.0001 par value to one of its consultants, the fair value of the services received are $47.

3.	On March 5, 2019 the Company converted a Loan in the amount of $500 to 500,000 ordinary shares with a par value of $0.0001. (See note 7-a).

SEEDO CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands

NOTE 8:-	SHAREHOLDERS' DEFICIENCY (Cont.)

c.	Receipts on account of shares and issuance of warrants:

Issuance date	Warrants outstanding	Exercise price per warrant	Warrants outstanding and exercisable	Contractual term
	(number)		(number)
September 2, 2018 (1)	100,000	$2	100,000	September 2, 2020 (1)
December 11, 2018 (2)	333,333	$1.5	333,333	December 11, 2020 (2)
December 11, 2018 (2)	100,000	$2	100,000	December 11, 2020 (2)
February 21, 2019 (3)	137,500	$2	137,500	February 21, 2022 (3)
March 11, 2019 (4)	70,000	$3	70,000	March 11, 2021(4)
March 11, 2019 (5)	333,333	$1.5	333,333	March 11, 2021(5)
March 12, 2019 (6)	70,000	$3	70,000	March 12, 2021(6)
	1,144,166		1,144,166

1.
On September 2, 2018, Eroll received a convertible loan from a private investor in the amount of $250 that bears 2% monthly interest rate, which on October 23, 2018, been converted to 250,000 ordinary shares with 0.0001 par value. Eroll also granted the Lender a warrant to purchase 100,000 ordinary shares of the Company at an exercise price of $ 2 per share. The warrants were classified as shareholders' equity.

2.
On December 11, 2018, the Company received a loan from a Lender in the amount of $1,000 (See Note 5). The Company also granted the Lender warrants to purchase 333,333 and 100,000 Ordinary shares of the Company at an exercise price of $ 1.5 and $ 2 per share, respectively.

The warrants were classified as shareholders' equity.

3.
On February 21, 2019, the Company received a Convertible loan from a Lender in the amount of $550 (See Note 7-7). The Company granted the Lender a warrant to purchase 137,500 ordinary shares of the Company at an exercise price of $ 2 per share. The warrants were classified as shareholders' equity.

4.
On March 11, 2019, the Company signed agreements with a new investor, accordingly, the Company is obligated to issue 120,000 ordinary shares with a par value of $0.0001, for a total consideration of $216. The Company also granted the investor warrants to purchase 70,000 Ordinary Shares at a price of $3 per share for a period of 24 months.

5.
On March 11, 2019 (the "Closing date") the Company signed an agreement with a new investor, accordingly, the Company is obligated to issue 66,667 ordinary shares with a par value of $0.0001, for a total consideration of $100.

Also as part of the agreement the investor may, in its sole determination, from the Closing Date until the 24-month anniversary of the Closing Date, elect to purchase in one or more purchases, additional shares of ordinary shares of the Company with an aggregate subscription amount thereof equal to up to $500, at the price per share of $1.5 (such securities, the “Greenshoe Securities” and such right to receive the Greenshoe Securities).

SEEDO CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands

NOTE 8:-	SHAREHOLDERS' DEFICIENCY (Cont.)

6.
On March 12, 2019, the Company signed agreement with a new investor, accordingly, the Company is obligated to issue 140,000 ordinary shares with a par value of $0.0001, for a total consideration of $252. The Company also granted the investor warrants to purchase 70,000 Ordinary Shares at a price of $3 per share for a period of 24 months.

7.
Receipts on account of shares:

In March 2019, the Company closed an investment round in a private placement in a total amount of $4,139 to issue 1,505,144 restricted shares, with $0.0001 par value of its ordinary shares to 27 new and existing investors. As of March 31, 2019, the company received a total amount of $2,207 from 16 investors which was recorded as receipts on account of shares. On April 11, 2019 the Company issued the 1,505,144 shares to the investor.

NOTE 9:-        FINANCIAL EXPENSES

	Three months ended March 31,
	2019	2018

Bank commissions	$8	$9
Financial expenses related to revaluation of Investment in warrants	1	-
Financial expenses related to loans	1,890	-
Foreign currency transactions and other	8	41

	$1,907	$50

NOTE 10:-      SUBSEQUENT EVENT

a.
On April 1, 2019, the Board of Directors approved the “2018 Share Option Plan” (the "Plan"), for the granting of options and restricted share units, (together “Awards”), in order to provide incentives to the Company's employees, directors, consultants and/or contractors. In accordance with the Plan, a maximum of 3,339,000 Ordinary shares are reserved for issuance.

Awards granted under the Plan are subject to vesting schedules and unless determined otherwise by the administrator of the Plan, generally vest following a period of four years from the applicable vesting commencement date, such that the awards vest in four annual equal installments and/or generally vest following a period of One year from the applicable vesting commencement date, such that the awards vest in four quarterly equal installments

SEEDO CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands

NOTE 10:-      SUBSEQUENT EVENT (Cont.)

Subject to the discretion of the Plan administrator, if an award has not been exercised within seven years after the date of the grant, the award expires.

b.	On April 3, 2019 the Company converted a loan received on December 3, 2018, to 473,025 ordinary shares with a par value of $0.0001. (See note 7-c).

c.	On April 8, 2019, Eroll announced its new signed Agreement to establish the Company’s second fully automatic, industrial scale pesticide-free containerized cannabis farm in Moshav Brosh, Israel.

d.	On April 10, 2019, Eroll established “Seedo Farmtech Ltd.”, a new fully owned subsidiary incorporated pursuant to the laws of the state of Israel.

e.	On April 11, 2019, the Company issued the 1,505,144 shares to the investors. (See note 8-c-7).

f.	On April 11, 2019, the Company issued 120,000 ordinary shares with $0.0001 par value as part of the agreements signed on March 11, 2019 with a new investor. (See note 8-c-4).

g.	On April 11, 2019, the Company issued 66,667 ordinary shares with $0.0001 par value as part of the agreement signed on March 11, 2019, with a new investor. (See note 8-c-5).

h.	On April 11, 2019, the Company issued 140,000 ordinary shares with $0.0001 par value as part of the agreement signed on March 12, 2019 with a new investor. (See note 8-c-6).

i.	On April 11, 2019, the Company converted a loan received on July 18, 2018, to 150,000 ordinary shares with $0.0001 par value. (See note 7-b).

j.	On April 12, 2019, the Company issued 33,333 ordinary shares with $0.0001 par value, which were granted as part of a loan agreement received on December 11, 2018. (See note 5).

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

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other Federal securities laws, and is subject to the safe-harbor created by such Act and laws.  Forward-looking statements may include statements regarding our goals, beliefs, strategies, objectives, plans, including product and technology developments, future financial conditions, results or projections or current expectations These forward-looking statements involve known or unknown risks, uncertainties and other factors that may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “potential,” “continue,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” and similar expressions. These statements are based on our current beliefs, expectations, and assumptions and are subject to a number of risks and uncertainties. Although we believe that the expectations reflected-in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Our actual results may differ materially from those anticipated in these forward-looking statements. These forward-looking statements are made as of the date of this report, and we assume no obligation to update these forward-looking statements whether as a result of new information, future events, or otherwise, other than as required by law. In light of these assumptions, risks, and uncertainties, the forward-looking events discussed in this report might not occur and actual results and events may vary significantly from those discussed in the forward-looking statements.

Implications of Being an Emerging Growth Company

Emerging Growth Company - We are an emerging growth company as defined in Section 2(a)(19) of the Securities Act of 1933, as amended, or the Securities Act. We will continue to be an emerging growth company until: (i) the last day of our fiscal year during which we had total annual gross revenues of at least $1.07 billion; (ii) the last day of our fiscal year following the fifth anniversary of the date of the first sale of our common stock pursuant to an effective registration statement under the Securities Act; (iii) the date on which we have, during the previous 3-year period, issued more than $1.0 billion in non-convertible debt; or (iv) the date on which we are deemed to be a large accelerated filer, as defined in Section 12b-2 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30.

As an emerging growth company, we are exempt from:
•	Sections 14A(a) and (b) of the Exchange Act, which require companies to hold stockholder advisory votes on executive compensation and golden parachute compensation;
•
The requirement to provide, in any registration statement, periodic report or other report to be filed with the Securities and Exchange Commission, or the “Commission” or “SEC”, certain modified executive compensation disclosure under Item 402 of Regulation S-K or selected financial data under Item 301 of Regulation S-K for any period before the earliest audited period presented in our initial registration statement;

•	Compliance with new or revised accounting standards until those standards are applicable to private companies;
•	The requirement under Section 404(b) of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, to provide auditor attestation of our internal controls and procedures; and
•
Any Public Company Accounting Oversight Board, or “PCAOB”, rules regarding mandatory audit firm rotation or an expanded auditor report, and any other PCAOB rules subsequently adopted unless the Commission determines the new rules are necessary for protecting the public.

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

On September 14, 2018, the Company, then under its previous name, GRCR Partners Inc., executed an Acquisition and Share Exchange Agreement with Eroll Grow Tech Ltd., (“Eroll”) an Israeli Corporation that was incorporated on May 18, 2015 under the laws of the state of Israel. Immediately following the transaction, Eroll shareholders held approximately 87.4% of the outstanding Ordinary stock of the Company on a fully diluted basis, in exchange of 100% of the share capital of Eroll, while the pre-merger Company shareholders retained the remaining approximate 12.6%. Following the Transaction, GRCR Partners Inc. issued an aggregate of 12,073,500 shares of its common stock, par value $0.0001 per share (the “Common Stock”), on a pro-rata basis to each of the holders of Eroll, so the total shares of the Company ended up with 15,000,000 shares. As a result of the transaction, Eroll became a wholly-owned subsidiary of GRCR Partners Inc. While GRCR Partners Inc. was the legal acquirer in the transaction, Eroll was deemed the accounting acquirer.

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

 Our telephone number is +972 546 642 228 and our website is www.Seedolab.com

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial statement presentation and in accordance with Form 10-Q. Accordingly, they do not include all of the information and footnotes required in annual financial statements. In the opinion of management, the unaudited condensed financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position and results of operations and cash flows. The results of operations presented are not necessarily indicative of the results to be expected for any other interim period or for the entire year.

These unaudited condensed financial statements should be read in conjunction with our September 30, 2018 annual financial statements included in our Form 10-K, filed with the SEC on January 15, 2019.

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

Research and Development Costs

Research and development costs are charged to the consolidated statement of operations as incurred. ASC 985-20, Costs of Software to Be Sold, Leased, or Marketed", requires capitalization of certain software development costs subsequent to the establishment of technological feasibility.

Based on our product development process, technological feasibility is established upon the completion of a working model.

We do not incur material costs between the completion of a working model and the point at which the products are ready for general release. Therefore, research and development costs are charged to the consolidated statement of operations as incurred. We did not capitalize expenses during the three months ended March 31, 2019.

Stockholders’ Equity (Deficit)

Authorized Shares

The Company is authorized to issue up to 500,000,000 shares of common stock, par value $0.0001 par value. Each outstanding share of common stock entitles the holder to one vote per share on all matters submitted to a stockholder vote. All shares of common stock are non-assessable and non-cumulative, with no pre-emptive rights.

Commitments and Contingencies

On October 2017, Eroll entered into rental agreements for its office premises which will end on April 30, 2022.
On September 2017, Eroll entered into a vehicle operating lease agreement for a period of 32 months.

Subsequent Events

a.
On April 1, 2019, the Board of Directors approved the “2018 Share Option Plan” (the "Plan"), for the granting of options and restricted share units, (together “Awards”), in order to provide incentives to the Company's employees, directors, consultants and/or contractors. In accordance with the Plan, a maximum of 3,339,000 Ordinary shares are reserved for issuance.

Awards granted under the Plan are subject to vesting schedules and unless determined otherwise by the administrator of the Plan, generally vest following a period of four years from the applicable vesting commencement date, such that the awards vest in four annual equal installments and/or generally vest following a period of One year from the applicable vesting commencement date, such that the awards vest in four quarterly equal installments

Subject to the discretion of the Plan administrator, if an award has not been exercised within seven years after the date of the grant, the award expires.

b.	On April 3, 2019 the Company converted a loan received on December 3, 2018, to 473,025 ordinary shares with a par value of $0.0001.

c.	On April 8, 2019, Eroll announced its new signed Agreement to establish the Company’s second fully automatic, industrial scale pesticide-free containerized cannabis farm in Moshav Brosh, Israel.

d.	On April 10, 2019, Eroll established “Seedo Farmtech Ltd.”, a new fully owned subsidiary incorporated pursuant to the laws of the state of Israel.

e.	On April 11, 2019, the Company issued the 1,505,144 shares to the investors.

f.	On April 11, 2019, the Company issued 120,000 ordinary shares with $0.0001 par value as part of the agreements signed on March 11, 2019 with a new investor.

g.	On April 11, 2019, the Company issued 66,667 ordinary shares with $0.0001 par value as part of the agreement signed on March 11, 2019, with a new investor.

h.	On April 11, 2019, the Company issued 140,000 ordinary shares with $0.0001 par value as part of the agreement signed on March 12, 2019 with a new investor.

i.	On April 11, 2019, the Company converted a loan received on July 18, 2018, to 150,000 ordinary shares with $0.0001 par value.

j.	On April 12, 2019, the Company issued 33,333 ordinary shares with $0.0001 par value, which were granted as part of a loan agreement received on December 11, 2018.

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

Marketing and the SEEDO “Community”

We are investing in organic marketing and have approximately:

•	87,000 followers on Facebook
•	43,000 followers on Instagram
•	250,000 subscribers on our website
•	More than 50 million views on Facebook
•	1 million views on YouTube

As of March 31, 2019, we received Pre orders for more than 3,000 units in a pre-order campaign. We believe that following the delivery of the pre-order units combined with a marketing campaign and our community strength, we will be able to sell and deliver thousands of our “Home Cultivator” devises world-wide.

Our Opportunity

Starting September 14, 2018, the Company operates two concurrent of businesses, the main business is operated by our fully owned subsidiary Eroll. The Company delivers the future of automated plant growing technologies, for home, commercial, and medical use. Some of the previous RAP business is also continuing for the foreseeable future.

The Home cultivator opportunity

We target the world-wide population which wants to grow their own herbs and vegetables pesticide free, with self-regulating climate control capabilities - allowing each to grow its own, from seed to harvest. Our cutting-edge technology addresses cannabis customers market for adults and medical needs as well as any other need.

We believe that the following advantages afford the Company a unique market penetration opportunity:

•	Automated home growing device.
•	Simplifying the seed to harvest process with seamless technology.
•	Growth cycle operated and monitored by mobile app.
•	Self-regulating climate control system.
•	No prior knowledge needed.
•	Simple installment – water, electricity and Wi-Fi.
•	100% pesticide free.

Farms Establishment and Commercial Containers Opportunity

During the last Quarter, the Company has now entered its much-anticipated commercial container phase and has begun with two current industrial projects in Israel, on kibbutz Dan and Moshav Brosh for government licensed pharmaceutical-grade medical cannabis, verifying our technology and expertise to the agro-commercial world. Our implemented technology now enables industrial farmers full control and automation of all plant feeding and environmental parameters, better unified standardized yields suitable for medical pharma industry in a hermetically sealed system - full isolation, with no need for pesticides at all. This affords dramatic space savings as well as water consumption and human resources. We are targeting this product for any herb and/or vegetable growth including, but not limited to, medical grade cannabis.

We currently expect two main types of businesses:

1)	Partnerships, accordingly we will become partners in new established farms and manage its establishment and operations.
2)	Supplying Commercial Containers to Farms, research institutions etc.

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

Over the upcoming twelve months we plan to;

•	Deliver pre orders of the home cultivator
•	Increase sales and marketing efforts.
•	Start and increase home cultivator manufacturing quantities.
•	Progress the commercial container product development efforts
•	Sign new agreements with Farms for establishment and operates its activities.
•	Sell of Containers.
•	Continue with the corporate governance, risk management, compliance and regulatory reporting activities of the Company while considering our targets and objectives in this regard.

Results of Operations

Three months ended March 31, 2019 compared to the three months ended March 31, 2018

Operating Expenses

R&D Expenses for the 3 months ended March 31, 2019 and 2018, were $830 thousand versus $562 thousand respectively from the main activity of the Company. This was primarily due to increased R&D efforts for progressing the Home Cultivator from a prototype version into mass production, which resulted mainly due to increased HC costs of $24 thousand, increased R&D material costs of $214 thousand, an increase of $30 thousand in depreciation expenses related to R&D.

Total marketing expenses for the 3 months ended March 31, 2019 and 2018, were $234 thousand versus $212 thousand, respectively. This was primarily due to increased marketing campaign efforts, which resulted mainly due to increased Marketing material costs of $69, the increase was offset with decrease of $12 thousand in HC costs and $35 thousands in other expenses and payment providers.

Total General and Administrative expenses for the 3 months ended March 31, 2019 and 2018, were $616 versus $381 thousand, respectively. This was primarily due to an increase of $47 thousand in expenses for HC, increase of $37 thousand in travel expenses, increase of $144 thousands in expenses for external advisors and professional services and increase of $7 thousands in depreciation expenses.

Total Financial expenses for the 3 months ended March 31, 2019 and 2018, were $1,907 versus $50 thousand, respectively. The increase of $1,857 thousand was primarily due to increase of $1,762 in expenses of convertible loans in accordance with ASC 470-20, Debt with conversion and other Options Beneficial Conversion Feature ("BCF")  .

Liquidity and Capital Resources

Overview

Since inception on January 16, 2015, the Company had a cumulative deficit of $12,113 thousand and we have a working capital deficit of $2,559 thousand as of March 31, 2019. Our future growth is dependent upon achieving further purchase orders and execution, management of operating expenses and ability of the Company to obtain the necessary financing to fund future obligations, and upon profitable operations.

Historically, we have financed our cash flow and operations from the initial contribution of our majority shareholder and by raising equity and convertible loans. Since incorporation and as of March 31, 2019 The Company has raised approximately $11.7 million, during the 3 months ended March 31, 2019 the Company raised $5.2 million.

As of March 31, 2019, our cash balance was $2,373 thousand, we believe we will require a minimum of $6 million in working capital over the next 12 months to grow the company as currently planned, which is inclusive of Cost of Sales, covering our operation costs and maintaining our regulatory reporting and filings. Should our revenues not increase as expected, or if our costs and expenses prove to be greater than we currently anticipate, or should we change our current business plan in a manner that will increase or accelerate our anticipated costs and expenses; we may need funds in excess of that currently planned.

Consistent with Section 144 of the Delaware General Corporation Law, it is our current policy that all transactions between the Company and our officers, directors and their affiliates will be entered into only if such transactions are approved by a majority of the existing directors, are approved by vote of the stockholders, or are fair to us as a corporation as approved or ratified by our Board of Directors or authorized officer. We will conduct an appropriate review of all related party transactions on an ongoing basis, and, where appropriate, we review the potential of conflicts of interest.

Off Balance Sheet Arrangements

As of March 31, 2019, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

Recently Issued Accounting Pronouncements

For information with respect to recent accounting pronouncements, see Note 3 to the unaudited condensed consolidated financial statements of SEEDO CORP. included elsewhere in this Form 10-Q.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of our Quarterly Report on Form 10-Q, an evaluation was carried out by management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act) as of March 31, 2019. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

During evaluation of disclosure controls and procedures as of March 31, 2019 conducted as part of our preparation of the quarterly unaudited condensed financial statements, management conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures and concluded that our disclosure controls and procedures were effective.,

Management’s Report on Internal Control over Financial Reporting

Management is responsible for the preparation and fair presentation of the unaudited condensed financial statements included in this quarterly report. The unaudited condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States and reflect management’s judgment and estimates concerning effects of events and transactions that are accounted for or disclosed.

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

In order to ensure that our internal control over financial reporting is effective, management regularly assesses controls and did so most recently for its financial reporting as of March 31, 2019.

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

As a result of the management evaluation of company internal control over financial reporting described above, the Company’s management has concluded that, as of March 31, 2019, the Company’s internal control over financial reporting was not based on the criteria in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Changes in Internal Control Over Financial Reporting

As of the end of the period covered by this report, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the three months ended March 31, 2019, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Recent Sale of Unregistered Securities

During the Quarter ending March 31, 2019, the Company issued 1,320,397 common shares as follows:

50,000 common shares as consideration to two consultants.
500,000 Shares were issued to a new shareholder as part of a convertible loan agreement.
770,397 Shares to Cannabics Pharmaceuticals Inc. as part of a loan agreement.

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

Dated: May 15, 2019	By:	/s/ Zohar Levy
Zohar Levy Director, Chief Executive Officer
SEEDO CORP.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Dated: May 15, 2019	By:	/s/ Zohar Levy
Zohar Levy Director, Chief Executive Officer
SEEDO CORP.