Form 10-Q
period 2019-06-30
SEEDO CORP.
filed 2019-08-14
CIK 1661600

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 333-208814

SEEDO CORP.

 (Exact name of registrant as specified in its charter)

Delaware	47-2847446
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

HaCarmel 2 Yokneam, Israel 20692
(Address of principal executive offices)

+972 546 642 228
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day.

☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

Yes ☐     No ☒

Securities registered under Section 12(b) of the Exchange Act: None.

Securities registered under Section 12(g) of the Exchange Act:

Title of each class:	Trading Symbol(s)	Name of each exchange on which registered:
Common Stock, par value $0.0001	SEDO	OTC

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Shares Outstanding as of August 14th, 2019
Common Stock, $0.0001 par value per share	20,007,144 shares

When used in this quarterly report, the terms “Seedo,” “the Company,” “we,” “our,” and “us” refer to SEEDO CORP., a Delaware corporation.

i

PART I. Financial Information

SEEDO CORP.

CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2019

SEEDO CORP.

CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2019

IN THOUSANDS OF U.S. DOLLARS

INDEX

Page

Unaudited Condensed Consolidated Balance Sheets	F-2

Unaudited Condensed Consolidated Statements of Operations	F-3

Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Deficiency	F-4

Unaudited Condensed Consolidated Statements of Cash Flows	F-6

Notes to Unaudited Consolidated Financial Statements	F-7 - F-26

- - - - - - - - - - - -

SEEDO CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
U.S. dollars in thousands, except share and per share data

		June 30	December 31
	Note	2019	2018

ASSETS

CURRENT ASSETS:
Cash and cash equivalents		$1,122	$921
Restricted bank deposit		151	87
Financial institute		356	830
Other accounts receivable		401	81
Advances to suppliers		1,319	328
Inventory		255	157

Total current assets		3,604	2,404

Property and equipment, net		1,210	1,234

Total assets		$4,814	$3,638

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Short-term loan	5	$300	$411
Trade payables		934	521
Convertible loans	7	-	771
Loan from related party	6	850	908
Advances from customers		2,406	3,016
Other accounts payable		1,278	1,121

Total current liabilities		5,768	6,748

LONG-TERM LIABILITIES
Convertible loan	7	201	-

COMMITMENTS AND CONTINGENT LIABILITIES	4

SHAREHOLDER’S DEFICIENCY	8
Ordinary shares of $0.0001 par value
Authorized: 500,000,000 shares at June 30, 2019 and December 31, 2018; Issued and Outstanding: 20,007,144 and 16,198,578 shares at June 30, 2019 and December 31, 2018, respectively		2	2
Additional Paid in capital		14,555	5,410
Accumulated deficit		(15,712)	(8,522)

Total shareholders’ deficiency		(1,155)	(3,110)

Total liabilities and shareholders’ deficiency		$4,814	$3,638

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEEDO CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
U.S. dollars in thousands, except share and per share data

		Three months ended June 30		Six months ended June 30
	Note	2019	2018	2019	2018

Revenues		$383	$-	$393	$-
Cost of revenues		566	-	580	-

Gross Loss		183	-	187	-

Operating expenses:

Research and development		$1,109	$582	$1,939	$1,144

Selling and marketing		228	174	462	386

General and administrative		1,507	174	2,123	555

Operating loss		3,027	930	4,711	2,085

Financial expenses	9	572	20	2,479	70

Net Loss		$3,599	$950	$7,190	$2,155

Basic and diluted net loss per share		$(0.18)	$(0.09)	$(0.39)	$(0.20)
Weighted average number of ordinary shares used in computing basic and diluted loss per share		19,774,022	10,572,078	18,403,800	10,572,078

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEEDO CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIENCY (Unaudited)
U.S. dollars in thousands, except share and per share data

	Ordinary shares		Additional Paid in	Accumulated	Total Shareholders’
	Number	Amount	capital	deficit	Deficiency

Balance as of April 1, 2018	10,525,587	$1	$1,534	$(3,590)	$(2,055)

Net Loss	-	-	-	(950)	(950)

Balance as of June 30, 2018	10,525,587	$1	$1,534	$(4,540)	$(3,005)

Balance as of April 1, 2019	17,518,975	$2	$10,620	$(12,113)	$(1,491)

Issuance of ordinary shares	1,820,575	*	1,900	-	1,900

Conversion of convertible loans	623,025	*	269	-	269

Share Based Compensation to employees and non-employees	-	-	979	-	979

Issuance of ordinary shares upon Shares Based Compensation to non-employees	44,569	*	87	-	87

Exercise of warrants	-	-	700	-	700

Net Loss	-	-	-	(3,599)	(3,599)

Balance as of June 30, 2019	20,007,144	$2	$14,555	$(15,712)	$(1,155)

SEEDO CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIENCY (Unaudited)
U.S. dollars in thousands, except share and per share data

	Ordinary shares		Additional Paid in	Accumulated	Total Shareholders’
	Number	Amount	capital	deficit	Deficiency

Balance as of January 1, 2018	10,525,587	$1	$1,534	$(2,385)	$(850)

Net Loss	-	-	-	(2,155)	(2,155)

Balance as of June 30, 2018	10,525,587	$1	$1,534	$(4,540)	$(3,005)

Balance as of January 1, 2019	16,198,578	$2	$5,410	$(8,522)	$(3,110)

Issuance of ordinary shares	1,820,575	*	4,404	-	4,404

Conversion of convertible loans	1,893,422	*	2,318	-	2,318

Share Based Compensation to employees and non-employees	-	-	979	-	979

Issuance of ordinary shares upon Shares Based Compensation to non-employees	94,569	*	134	-	134

Beneficial conversion feature related to convertible loan	-	-	96	-	96

Receipt on account of shares and exercise warrants	-	-	1,214	-	1,214

Net Loss	-	-	-	(7,190)	(7,190)

Balance as of June 30, 2019	20,007,144	$2	$14,555	$(15,712)	$(1,155)

*) Represents an amount less than $1.

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEEDO CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
U.S. dollars in thousands

	Six months ended June 30,
	2019	2018
Cash flows from operating activities:

Net Loss	$(7,190)	$(2,155)

Adjustments to reconcile loss to net cash used in operating activities:
Depreciation and amortization	86	18
Financial expenses related to convertible loans	622	8
Financial expenses related to short-term loans	800	-
Financial expenses related to loans from related party	942	-
Share based compensation expenses to employees and non-employees	1,011	-
Other	1	(6)
Changes in assets and liabilities:
Increase in other accounts receivable	(1,312)	(658)
Increase in inventory	(98)	(29)
Increase (Decrease) in advances from customers	(136)	1,626
Increase in trade payables	413	197
Increase in other accounts payable	12	358
Net cash used in operating activities	(4,849)	(641)

Cash flows from investing activities
Purchase of property and equipment	(62)	(355)
Net cash used in investing activities	(62)	(355)

Cash flows from financing activities:
Proceeds from convertible loans	258	500
Proceeds from issuances of Ordinary Shares	4,404	-
Issuance of warrants	514	-
Net cash provided by financing activities	5,176	500

Increase (Decrease) in cash and cash equivalents and restricted cash	265	(496)
Cash and cash equivalents and restricted cash at the beginning of the year	1,008	607

Cash and cash equivalents at the end of the year and restricted cash	$1,273	$111

Supplemental disclosures of cash flow information:

Cash and cash equivalents	$1,122	$53
Restricted bank deposits included in short term assets	151	58
	$1,273	$111

Cash paid for interest	$35	-

Supplemental disclosures of non- cash flow information:
Conversion of convertible loans	$2,300	$-
Exercise of warrants	$700	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEEDO CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
U.S. dollars in thousands

NOTE 1:-	GENERAL

a.	Seedo Corp. (the “Company,” “Our” or “We”), was incorporated on January 16, 2015, as GRCR Partners Inc., under the laws of Delaware. Prior to September 14, 2018, we were solely a provider of risk management and asset protection (“RAP”) services for businesses, individuals and families. On September 14, 2018, we acquired Eroll Grow Tech Ltd. (“Eroll”), an Israeli company and now the wholly owned subsidiary of the Company. On September 17, 2018, the Company’s name was changed to Seedo Corp. Since the acquisition of Eroll, we produce the world’s first fully-automated plant growing device managed and controlled by an artificial intelligent algorithm, allowing consumers to grow their own herbs and vegetables effortlessly from seed to plant, while providing optimal conditions to assure premium quality produce year-round.

Reverse merger

On September 14, 2018, the Company and Eroll completed a merger transaction. Eroll survived the merger as a wholly-owned subsidiary of the Company.

Immediately following the merger, Eroll shareholders held approximately 87.4% of the outstanding ordinary shares of the Company in exchange of 1,137 ordinary shares of Eroll on a fully diluted basis while the pre-merger Company shareholders retained the remaining approximate 12.6%. The pre-merger Eroll shareholders hold their existing shares of the Company’s Ordinary stock.

Pursuant to the terms and conditions of the Agreement, at the time of the Transaction, the Company issued 12,073,500 nonassessable shares of their ordinary shares. Each of the holders of the pre-acquisition issued and outstanding ordinary shares of Eroll received their pro-rata allotment of these shares according to their then current shareholding in the Eroll. At the closing of this transaction, there were 15,000,000 ordinary shares of the Company.

The reverse merger was accounted for as a reverse recapitalization which is outside the scope of ASC Topic 805, “Business Combinations” (“ASC 805”). Under reverse capitalization accounting, Eroll is considered the acquirer for accounting and financial reporting purposes and acquired the assets and assumed the liabilities of the Company. The assets acquired and liabilities assumed are reported at their historical amounts. The annual consolidated financial statements of the Company reflect the operations of the acquirer for accounting purposes together with a deemed issuance of shares, equivalent to the shares held by the former stockholders of the legal acquirer and a recapitalization of the equity of the accounting acquirer. The annual consolidated financial statements include the accounts of the Company since the effective date of the reverse capitalization and the accounts of Eroll since inception.

SEEDO CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
U.S. dollars in thousands

NOTE 1:-	GENERAL (Cont.)

Eroll was incorporated pursuant to the laws of the state of Israel on May 18, 2015.

Eroll has seven subsidiaries as followings:

Seedo Us Inc. (Seedo Inc.) incorporated pursuant to the laws of the state of Colorado U.S in November 2016. To this date the subsidiary has no activities.

Seedo USA LLC (Seedo USA) incorporated pursuant to the laws of the state of Nevada U.S on March 2017. To this date the subsidiary has no activities.

Urban Auto Grow Inc. (UAG) incorporated pursuant to the laws of the state of Nevada U.S on January 2017. To this date the subsidiary has no activities.

E.L Urban Auto Grow Ltd. (Urban) incorporated pursuant to the laws of the state of Cyprus on December 2017. To this date the subsidiary has no activities.

Seedo FarmTech Ltd. incorporated pursuant to the laws of the state of Israel on April 10, 2019. To this date the subsidiary has no activities.

Dan SeedoFarm Ltd Ltd incorporated pursuant to the laws of the state of Israel on June 27, 2019. To this date the subsidiary has no activities.

Tech Farm Agricola S.R.L incorporated pursuant to the laws of the state of Messina, Italy on May 20, 2019. To this date the subsidiary has no activities.

b.	The Company operates mainly in the fields of development and distribution of home growing automated machines and commercial containers for variety of herbs and vegetables worldwide. The Company also plans, establishes and will operate container farms.

c.	Basis of presentation:

Effective December 31, 2018, the Company changed its fiscal year end from September 30 to December 31. This change is being made in order to align the Company’s fiscal year end with its subsidiaries following the reverse merger. The Company refers to the period beginning October 1, 2017 and ending September 30, 2018 as “fiscal 2018.”

d.	The Company has an accumulated deficit in the total amount of $15,712 as of June 30, 2019, the Company has negative operating cash flow in the total amount of $4,849 for the period of six months ended June 30, 2019, further losses are anticipated in the development of its business. Those factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due.

SEEDO CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
U.S. dollars in thousands

NOTE 1:-	GENERAL (Cont.)

The Company intends to finance operating costs over the next twelve months with existing cash on hand, reducing operating spend, and future issuances of equity and debt securities, or through a combination of the foregoing. However, the Company will need to seek additional sources of financing if the Company requires more funds than anticipated during the next 12 months or in later periods.

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and liabilities and commitments in the normal course of business.

As of June 30, 2019, the condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from uncertainty related to the Company’s ability to continue as a going concern.

NOTE 2:-	UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and standards of the Public Company Accounting Oversight Board for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, the accompanying financial statements include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company’s (i) consolidated financial position as of June 30, 2019, (ii) consolidated results of operations for the three and six months ended June 30, 2019 and (iii) consolidated cash flows for the six months ended June 30, 2019. The results for the three and six months periods ended June 30, 2019, as applicable, are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

NOTE 3:-	SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements have been prepared in accordance with U.S Generally Accepted Accounting Principles in the United States of America.

a.	The significant accounting policies applied in the audited consolidated financial statements of the Company as disclosed in the Company’s annual report on Form 10-K for the year ended September 30, 2018 filed with the SEC on January 15, 2019, are applied consistently in these unaudited interim condensed consolidated financial statements, except as discussed below.

b.	Revenue Recognition:

The Company generates revenues from sales of products. The Company sells its products directly to end customers.

In accordance with Topic 606, revenue is recognized when obligations under the terms of a contract with our customer are satisfied; generally this occurs with the transfer of control of our products. Revenue is measured as the amount of consideration to which we expect to be entitled.

SEEDO CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
U.S. dollars in thousands

NOTE 3:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

b.	Revenue Recognition (Cont.):

In exchange for transferring products or providing services. To achieve this core principle, the Company applies the following five steps:

1.	Identify the contract with a customer

A contract with a customer exists when (i) the Company enters into a written agreement with a customer that defines each party’s rights regarding the products or services to be transferred and identifies the payment terms related to these products or services, (ii) both parties to the contract are committed to perform their respective obligations, (iii) the contract has commercial substance, and (iv) the Company determines that collection of substantially all consideration for products or services that are transferred is probable based on the customer’s intent and ability to pay the promised consideration.

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

The Company generally satisfies performance obligations at a point in time, once the customer has obtained the legal title to the items purchased. Revenue is recognized based on the transaction price at the time the related performance obligation is satisfied by transferring a promised product or service to a customer.

Typical timing of payment

The Company offers several payment methods that includes but not limited to full advance payment and partial amount in advanced while collecting the remaining amount before delivery.

Revenue expected to be recognized in any future year related to remaining performance obligations, excluding revenue pertaining to contracts that have an original expected duration of one year or less.

The Company’s unfilled performance obligations as of June 30, 2019 is $2,406 and the estimated revenue expected to be recognized in the future related to the sales of our Home Growing Devices amounted to $4,422.

The Company recognized revenues of $393 for the six month ended June 30, 2019, as part of advances recognized in prior periods.

Warranties are classified as assurance type. A warranty is considered an assurance type warranty if it provides the consumer with assurance that the product will function as intended for a limited period of time. As of June 30, 2019, the Company recorded a provision for warranty in a total amount of $20.

c.	Accounting for share-based Compensation:

The Company accounts for share-based compensation in accordance with ASC No. 718, “Compensation-Stock Compensation” (“ASC No. 718”). ASC No. 718 requires companies to estimate the fair value of equity-based payment awards on the date of grant using an Option-Pricing Model. The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service periods in the Company’s consolidated statements of operations. The Company recognizes compensation expenses for the value of its awards granted based on the straight-line method over the requisite service period of each of the awards.

The Company selected the Black-Scholes-Merton option pricing model as the most appropriate fair value method for its share-option awards. The option-pricing model requires a number of assumptions, of which the most significant are the fair market value of the underlying ordinary share, expected share price volatility and the expected option term. Expected volatility was calculated based upon certain peer companies that the Company considered to be comparable. The expected option term represents the period of time that options granted are expected to be outstanding. The expected option term is determined based on the simplified method in accordance with Staff Accounting Bulletin No. 110, as adequate historical experience is not available to provide a reasonable estimate. The simplified method will continue to apply until enough historical experience is available to provide a reasonable estimate of the expected term. The risk-free interest rate is based on the yield from U.S. treasury bonds with an equivalent term. The Company has historically not paid dividends and has no foreseeable plans to pay dividends.

SEEDO CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
U.S. dollars in thousands

NOTE 3:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

c.	Accounting for share-based Compensation (Cont):

As of June 30, 2019, the outstanding options measured according to the above mentioned method.

The fair value of Restricted Stock Units (“RSUs”) granted is determined based on the price of the Company’s ordinary shares on the date of grant.

The fair value for options granted in April 2019, is estimated at the date of grant using a Black-Scholes-Merton option pricing model with the following assumptions:

June 30, 2019

Expected volatility	131.93%
Risk-free rate	2.29%
Expected term (in years)	4.66-4.75
Share price	$4.01

The Company accounts for options granted to consultants and other service providers under ASC No. 718 and ASC No. 505, “Equity-based payments to non-employees.” The fair value of these options was estimated using a Black-Scholes-Merton option-pricing model.

In the six months ended June 30, 2019, the non-cash compensation expenses related to nonemployees were $404 thousand.

d.	New Accounting Pronouncements

Recently Implemented Accounting Pronouncements

1.	Revenues - In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most current revenue recognition guidance, including industry-specific guidance. The core principle is that an entity will recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. The standard provides a five-step model to be applied to all contracts with customers, which steps are to (i) identify the contract(s) with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when each performance obligation is satisfied.

SEEDO CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
U.S. dollars in thousands

NOTE 3:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

d.	New Accounting Pronouncements (Cont.):

The Company early adopted ASU 2014-09 as of the January 1, 2019. The adoption did not have a significant impact on the Company’s net income.

Recently Implemented Accounting Pronouncements :

2.	Cash Flow - On November 17, 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force).” This ASU requires the statement of cash flows to explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents are to be included with cash and cash equivalents when reconciling the beginning of period and end of period amounts shown on the statement of cash flows. The Company adopted ASU 2016-18 on October 1, 2018, and it did not have a material impact on its accounting and disclosures.

In July 2017, the FASB issued ASU 2017-11, “Earnings per share: I. Accounting for Certain Financial Instruments with Down Round Features,” which allows companies to exclude a down round feature when determining whether a financial instrument is considered indexed to the entity’s own stock. As a result, financial instruments with down round features may no longer be required to be accounted classified as liabilities. A company will recognize the value of a down round feature only when it is triggered, and the strike price has been adjusted downward. For equity-classified freestanding financial instruments, such as warrants, an entity will treat the value of the effect of the down round, when triggered, as a dividend and a reduction of income available to common shareholders in computing basic earnings per share. The guidance in ASU 2017-11 is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted, and the guidance is to be applied using a full or modified retrospective approach. The Company early adopted this guidance in connection with the down round feature within the embedded optional conversion feature of the warrants, as discussed in Note 7d.

3.	In June 2018, the FASB issued ASU No. 2018-07, “Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting.” These amendments expand the scope of Topic 718, Compensation - Stock Compensation (which currently only includes share-based payments to employees) to include share-based payments issued to nonemployees for goods or services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. This ASU supersedes Subtopic 505-50, Equity - Equity-Based Payments to Non-Employees. The Company early adopted this standard, the adoption of this standard had an immaterial impact on the Company’s consolidated financial statements.

SEEDO CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
U.S. dollars in thousands

NOTE 4:-	COMMITMENTS AND CONTINGENT LIABILITIES

In October 2017, Eroll entered into rental agreements for its office premises in Israel which will end on June 30, 2022. The agreement is secured by bank guarantees and monthly debentures equivalent with the lease payments.

On June 20, 2019 the Company signed an amendment to its rental agreement, accordingly the Company signed an extension to its original agreement until June 30, 2022, and rented two additional office premises until June 30, 2024.

The future minimum lease fees payable for the lease agreement as of June 30, 2019, are as following:

2019	$87
2020	244
2021	262
2022	202
And thereafter	213
$1,008

The Company enters into a vehicle operating lease agreement for a period of 32 months. The future minimum lease fees payable for both above agreements as of June 30, 2019, are as following:

2019	$52
2020	89
2021	30
$171

NOTE 5:-	SHORT TERM LOANS

On December 11, 2018, the Company received a loan from a lender in the principal amount of $1,000 (out of which $50 was directly transferred as finder fee). The loan is to be repaid in full at the end of 180 days, the principal amount shall bear interest at the rate of 17.5% calculated per the commencing of the date of the actual provision of the principal amount and ending on the maturity date, on a linear daily basis, up to a maximum amount of approximately $175. The interest shall be accrued but not compounded.

The Company also granted the foregoing lender warrants to purchase 333,333 and 100,000 Ordinary shares of the Company at an exercise price of $1.5 and $2 per share, respectively. The warrants were classified as shareholders’ equity.

SEEDO CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
U.S. dollars in thousands

NOTE 5:-	SHORT TERM LOANS (Cont.)

The Company estimated the fair value of warrants using the Black-Scholes-Merton option pricing model using the following weighted average assumptions:

2018

Dividend yield	0%
Risk-free interest rate	2.78%
Expected term (in years)	2
Volatility	126.23%

The Company also granted the broker 33,333 ordinary shares of the Company which were issued on April 12, 2019.

The Company accounted for the loan in accordance with ASC 470, Debt. The Company allocated the consideration of the loan, the related warrants and the ordinary shares based on their relative fair value at the date of issuance, which is also the commitment date.

On June 19, 2019 the Company executed an amendment to the loan agreement. Total debt was $1,175 according to the amendment the lender will exercise its 433,333 warrants pursuant to the original agreement for a total amount of $700. The remaining debt of $475 will be paid in three separate monthly payments of $158.333 each for the next three months.

Since the shares weren’t issued as of June 30, 2019 the amount were recorded as receipt on account of shares.

During the six months period ended June 30, 2019 the Company recorded interest and financial expenses related to the loan in the amount of $800.

NOTE 6:-	RELATED PARTIES

a.	As of June 30, 2019, and December 31, 2018, the Company recorded a provision in the amount of $547 and $520, respectively, that classified in other accounts payable to a related party for management services.

b.	On August 10, 2018, Eroll entered into a Convertible Loan Agreement (the “August Loan Agreement”) with Cannabics Pharmaceuticals Inc. (“Cannabics”), a U.S. public company and one of the Company’s shareholders. Pursuant to the terms of the August Loan Agreement, Cannabics was obligated to invest up to $2,000 in Eroll Grow Tech. According to the agreement Cannabics is obligated to invest $500 upon execution of the August Loan Agreement, to be followed by second $500 tranche within 90 days and third tranche in the amount of $1,000 (the “Second loan”), 90 days following that. On August 13, 2018, Cannabics invested the initial $500 pursuant to its obligations under the August Loan Agreement.

SEEDO CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
U.S. dollars in thousands

NOTE 6:-	RELATED PARTIES (Cont.)

According to the August Loan Agreement, the Company shall issue Cannabics ordinary shares of the Company representing 7.5% of the outstanding shares on a fully-diluted basis of the Company at the time of conversion. Following the Second Loan, Cannabics shall hold 15% of the outstanding shares on a fully-diluted basis of the Company. In addition, according to the agreement Cannabics shall issue to the Company 1,000,000 warrants with an exercise price of $2 per share, of the Cannabics shares, for a period of 12 months. The warrants were issued on August 14, 2018. The warrants were classified as an asset and are evaluated every report date. During the six months period ended June 30, 2019 the Company recorded expenses due to the warrant in the amount of $1. As of June 30, 2019, and December 31, 2018 the warrants fair value amount was $0 and $1, respectively.

On September 12, 2018, Eroll and Cannabics executed an amendment to the August Loan Agreement, solely amending the mechanics of the percentage of the Company shares Cannabics may convert for its investment, though the finite amount remains unchanged. The amendment to the August Loan was as follows: Cannabics is to receive 10% of the ordinary shares, for the initial $1,000 financing (as opposed to 15%); and for the Second Loan, Cannabics shall receive 10% (5% issued on the date of the money transfer and an additional 5% issued on the date of conversion) of the ordinary shares.

On September 26, 2018, pursuant to the August Loan Agreement with Cannabics, the Company received its second installment of $500.

In addition, under the agreement the Company shall pay to Cannabics royalties in an amount equal to a percentage of the Company’s revenues starting of January 2019 sales as follows:

(a)	Until the conversion or repayment of the third tranche (which is the Second Loan) in the amount of an additional $1,000, an amount equal to 2.5% of revenues.

(b)	Following the conversion or repayment of the Second Loan, an amount equal to 5% of revenues.

Notwithstanding the above, for the first year following the Second Loan closing date, The Company shall pay Cannabics minimum royalties of not less than $500.

In the event the Second Loan is converted into shares, the aggregate royalties to be paid hereunder will be capped at max $8,000.

On November 6, 2018, pursuant to the August Loan Agreement with Cannabics the Company received $300 towards the Second Loan, and on December 10, 2018, pursuant to the August Loan Agreement the Company received the remaining $700 out of the Second Loan.

As part of the completion of the August Loan Agreement the Company recorded a provision for royalties in a total amount of $500.

SEEDO CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
U.S. dollars in thousands

NOTE 6:-	RELATED PARTIES (Cont.)

The Company allocated the remaining consideration ($500) of the second convertible loan and issuance of shares based on their relative fair value at the date of issuance. As such the Company recorded issuance of the shares in a total amount of $250.

The Company accounted for the convertible loan in accordance with ASC 470-20, Debt with conversion and other Options. According to ASC 470-20-30-8, since the intrinsic value of the beneficial conversion feature (“BCF”) exceeds the entire proceeds of the loan, the Company allocated the entire proceeds of $250 related to the convertible loan to the BCF as additional paid in capital.

On January 15, 2019 according to the original agreement and the amendment stated above the Company converted the Second Loan, in the amount of $1,000 and issued Cannabics 770,397 ordinary shares with $0.0001 par value. As a result, the Company recorded financial expenses related to the loan in the amount of $942. The total holding as of June 30, 2019, for Cannabics is 17.89% of the Company’s ordinary shares.

c.	During September 7, 2018, Eroll has entered into a loan agreement with Cannabics in the amount of $350 that shall have a one-year defined term and bears no interest. As part of the agreement Cannabics were also entitled to 3.6% of the Company’s ordinary shares, in return to services provided as part the acquisition.

As a result on September 27, 2018, the Company issued 540,000 Ordinary shares with 0.0001 par value with respect to share based compensation. As defined in an amendment as of November 6, 2018, the loan shall have a due date certain of November 4, 2019.

NOTE 7:-	CONVERTIBLE LOANS

a.	On June 6, 2018, Eroll entered into a loan agreement (the “June Loan Agreement”) with a third party (the “June Lender”), in a total amount of $500 (the “June Loan”). The June Loan bears interest at a monthly rate of 2%, for a year. Eroll shall pay the June Lan and interest within one year from the closing date. In future event when Eroll will merge with public company the June Lender has the right to convert the June Loan and interest into equity securities of the public company, at a price per share equal to the lower of (i) a valuation of the Company of $15,000, or (ii) the fair market value of the Company as shall be evaluated as of the Company’s first raising via equity issuance. According ASC 470 the Company did not record a BCF.

With respect to convertible loan since the contingent BCF shall not be recognized in earnings until the contingency is resolved.

On March 5, 2019, the June Loan was converted into 500,000 ordinary shares with $0.0001 par value.

During the six months period ended June 30, 2019, the Company recorded an interest expenses in the total amount of $10.

SEEDO CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
U.S. dollars in thousands, except share and per share data

NOTE 7:-	CONVERTIBLE LOANS (Cont.)

b.	During July 2018, Eroll entered into a convertible loan agreement (the “July Agreement”) with a third party (the “July Lender”), in a total amount of $250 (the “July Loan”). The July Loan bears interest at a monthly rate of 2%, for a year. Pursuant to the terms of the July Agreement, if Eroll will merge with a public company the July lender has the right to convert the July Loan and interest into equity securities of the public Company, at a price per share equals to the lower of (i) a valuation of the Company of $25,000, or (ii) the fair market value of the Company as shall be evaluated as of the Company’s first raising via equity issuance. If the future event will not occur Eroll shall pay the loan and interest within one year from the closing date.

During the six months period ended June 30, 2019, the Company recorded an interest expenses in the total amount of $10. According to ASC 470 the Company did not record a BCF with respect to July Loan since the contingent BCF shall not be recognized in earnings until the contingency is resolved.

On April 11, 2019 the July Loan was converted into 150,000 ordinary shares with $0.0001 par value.

c.	On December 3, 2018, the Company received a convertible loan from third party (the “December Lender”) the loan has two year term, in the principal amount of $550 which bears 10% annual interest rate (out of which $50 was directly transferred as finder fee).

The Company at its option shall have the right to redeem, in part or in whole, outstanding principal and interest under the December Loan agreement prior to the maturity date. The Company shall pay an amount equal to the principal amount being redeemed plus a redemption premium equal to 20% of the outstanding principal amount being redeemed plus outstanding and accrued interest.

The December Lender shall be entitled to convert at its option any portion of the outstanding and unpaid conversion amount into fully paid and nonassessable Ordinary shares, at the lower of the fixed conversion price then in effect or the market conversion price. The number of ordinary shares issuable upon conversion of any conversion amount shall be determined by dividing (x) such conversion amount by (y) the fixed conversion price of $1.2 or (z) 80% of the lowest the volume-weighted average price of the Company’s ordinary shares during the 10 trading days immediately preceding the conversion date.

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

During the six months period ended June 30, 2019, the Company recorded interest and financial expenses related to the convertible loan in the amount of $543.

d.	On February 21, 2019, the Company received a convertible loan from third party (the “February Lender”), the loan has two year term, in the principal amount of

$550 which bears 10% annual interest rate (out of which $50 was directly transferred as finder fee).

The Company at its option shall have the right to redeem, in part or in whole, outstanding principal amount and interest under this loan agreement prior to the maturity date. The Company shall pay an amount equal to the principal amount being redeemed plus a redemption premium equal to 20% of the outstanding principal amount being redeemed plus outstanding and accrued interest.

The February Lender shall be entitled to convert at its option any portion of the outstanding and unpaid principal or accrued interest into fully paid and nonassessable of Ordinary shares, at the lower of the fixed conversion price then in effect or the market conversion price. The number of of ordinary shares issuable upon conversion of any conversion amount shall be determined by dividing (x) such conversion amount by (y) the fixed conversion price of $2 or (z) 80% of the lowest the volume-weighted average price of the Company’s ordinary shares during the 10 trading days immediately preceding the conversion date.

The Company also granted the February Lender a warrant to purchase 137,500 Ordinary shares of the Company at an exercise price of $2 per share, such exercise price is subject to any future price-based anti-dilution adjustments. As the Company early adopted ASU 2017-11 the warrants were classified in shareholders equity.

The Company estimated the fair value of warrants using the Black-Scholes-Merton option pricing model using the following weighted average assumptions:

2019

Dividend yield	0%
Risk-free interest rate	2.49%
Expected term (in years)	3
Volatility	123.90%

The fair value of the warrants granted was $242.

SEEDO CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
U.S. dollars in thousands, except share and per share data

NOTE 7:-	CONVERTIBLE LOANS (Cont.)

The Company accounted for the convertible loan in accordance with ASC 470-20, Debt with conversion and other Options. The intrinsic value of the BCF was calculated and the Company allocated $96 to the BCF as additional paid in capital. The remaining consideration of $162 was allocated to convertible loan.

During the six months period ended June 30, 2019, the Company recorded interest and financial expenses related to convertible loan in the amount of $60.

NOTE 8:-	SHAREHOLDERS’ DEFICIENCY

a.	As of June 30, 2019, and December 31, 2018, the Company’s share capital is composed as follows:

	June 30, 2019		December 31, 2018
	Authorized	Issued and outstanding	Authorized	Issued and outstanding
	Number of shares
Ordinary shares of $0.0001 par value each	500,000,000	20,007,144	500,000,000	16,198,578

Each Ordinary share is entitled to receive dividend, participate in the distribution of the Company’s net assets upon liquidation and to receive notices of participate and vote (at one vote per share) at the general meetings of the Company on any matter upon which the general meeting is authorized.

b.	Issuance of shares:

1.	On January 15, 2019 the Company converted a loan in the amount of $1,000 to 770,397 ordinary shares with a par value of $0.0001. (See note 6-b).

2.	On January 28, 2019 the Company issued 50,000 ordinary shares with $0.0001 par value to one of its consultants, the fair value of the services received are $47.

3.	On March 5, 2019 the Company converted a loan in the amount of $500 to 500,000 ordinary shares with a par value of $0.0001. (See note 7-a).

4.	On April 3, 2019 the Company converted a loan received on December 3, 2018, to 473,025 ordinary shares with a par value of $0.0001. (See note 7-c).

5.	On April 10, 2019, the Company converted a loan received on July 18, 2018, to 150,000 ordinary shares with $0.0001 par value. (See note 7-b).

SEEDO CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
U.S. dollars in thousands, except share and per share data

NOTE 8:-	SHAREHOLDERS’ DEFICIENCY (Cont.)

b.	Issuance of shares (Cont.):

6.	On April 11, 2019 the Company issued 1,493,908 ordinary shares with a par value of $0.0001 to 26 investors as part of investment round in a private placement in a total amount of $4,107. The Company also issued 11,236 ordinary shares with a par value of $0.0001 to broker involved in the investment round, and the Company recorded an expenses in a total amount $32.

7.	On March 11, 2019, the company signed agreement with new investor for a total consideration of $216, accordingly, on April 11, 2019, the Company issued 120,000 ordinary shares with $0.0001 par value. (See note 8-c-3).

8.	On March 11, 2019, the company signed agreement with new investor for a total consideration of $100, accordingly, on April 11, 2019, the Company issued 66,667 ordinary shares with $0.0001 par. (See note 8-c-4).

9.	On March 12, 2019, the company signed agreement with new investor for a total consideration of $252, accordingly, on April 11, 2019, the Company issued 140,000 ordinary shares with $0.0001 par value. (See note 8-c-5).

10.	On April 10, 2019, the Company converted a loan received on July 18, 2018, to 150,000 ordinary shares with $0.0001 par value. (See note 7-b).

11.	On April 12, 2019, the Company issued 33,333 ordinary shares with $0.0001 par value, which were granted as part of a loan agreement received on December 11, 2018. (See note 5).

c.	Issuance of warrants:

Issuance date	Warrants outstanding	Exercise price per warrant	Warrants outstanding and exercisable	Contractual term
September 2, 2018 (1)	100,000	$2	100,000	September 2, 2020 (1)
February 21, 2019 (2)	137,500	$2	137,500	February 21, 2022 (2)
March 11, 2019 (3)	70,000	$3	70,000	March 11, 2021(3)
March 11, 2019 (4)	333,333	$1.5	333,333	March 11, 2021(4)
March 12, 2019 (5)	70,000	$3	70,000	March 12, 2021(5)
	710,833		710,833

1.	On September 2, 2018, Eroll received a convertible loan from a private investor in the amount of $250 that bears 2% monthly interest, which on October 23, 2018, was converted to 250,000 ordinary shares with 0.0001 par value. Eroll also granted the lender a warrant to purchase 100,000 ordinary shares of the Company at an exercise price of $2 per share. The warrants were classified as shareholders’ equity.

SEEDO CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
U.S. dollars in thousands, except share and per share data

NOTE 8:-	SHAREHOLDERS’ DEFICIENCY (Cont.)

c.	Issuance of warrants (Cont.):

2.	On February 21, 2019, the Company received a convertible loan from the February Lender in the amount of $550 (See Note 7-d). The Company granted the February Lender a warrant to purchase 137,500 ordinary shares of the Company at an exercise price of $2 per share. The warrants were classified as shareholders’ equity.

3.	On March 11, 2019, the Company signed agreements with a new investor, accordingly, the Company is obligated to issue 120,000 ordinary shares with a par value of $0.0001, for a total consideration of $216. The Company also granted the investor warrants to purchase 70,000 Ordinary Shares at a price of $3 per share for a period of 24 months.

4.	On March 11, 2019, the Company signed an agreement with a new investor, accordingly, the Company is obligated to issue 66,667 ordinary shares with a par value of $0.0001, for a total consideration of $100.

Also as part of the agreement the investor may, in its sole determination, from the closing date until the 24-month anniversary of the closing date, elect to purchase in one or more purchases, additional ordinary shares of the Company with an aggregate

Subscription amount thereof equal to up to $500, at the price per share of $1.5 (such securities, the “Greenshoe Securities” and such right to receive the Greenshoe Securities).

5.	On March 12, 2019, the Company signed agreement with a new investor, accordingly, the Company is obligated to issue 140,000 ordinary shares with a par value of $0.0001, for a total consideration of $252. The Company also granted the investor warrants to purchase 70,000 Ordinary Shares at a price of $3 per share for a period of 24 months.

d.	Exercise of warrants:

As of June 30, 2019, the Company recorded a receipt on account of shares in total amount of $700 as part of the amendment signed with Ontario, exercising the warrants from the original agreement. (See also note 5).

e.	Restricted Share Units and Share option plans:

On April 1, 2019, the Company’s board of directors adopted the Seedo Corp. 2018 Share Options Plan (the “2018 Plan”). As of June 30, 2019, the Company had reserved 3,019,330 ordinary shares under the 2018 Plan, for issuance to the Company’s and its affiliates’ respective employees, directors, officers, consultants and contractors.

Awards granted under the 2018 Plan are subject to vesting schedules and unless determined otherwise by the administrator of the 2018 Plan, generally vest following a period of four years from the applicable vesting commencement date, such that the awards vest in four annual equal installments and/or generally vest following a period of one year from the applicable vesting commencement date, such that the awards vest in four quarterly equal installments.

SEEDO CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
U.S. dollars in thousands, except share and per share data

NOTE 8:-	SHAREHOLDERS’ DEFICIENCY (Cont.)

e.	Restricted Share Units and Share option plans (Cont.):

Subject to the discretion of the 2018 Plan administrator, if an award has not been exercised within seven years after the date of the grant, the award expires.

RSUs under the 2018 Plan may be granted upon such terms and conditions, no monetary payment (other than payments made for applicable taxes) shall be required as a condition of receiving the Company’s shares pursuant to a grant of RSUs, and unless determined otherwise by the Company, the aggregate nominal value of such RSUs shall not be paid and the Company shall capitalize applicable profits or take any other action to ensure that it meets any requirement of applicable laws regarding issuance of shares for consideration that is lower than the nominal value of such shares. If, however, the Company’s board of directors determines that the nominal value of the shares shall not be waived and shall be paid by the grantees, then it shall determine procedures for payment of such nominal value by the grantees or for collection of such amount from the grantees by the Company.

Shares issued pursuant to any RSUs units may (but need not) be made subject to exercise conditions, as shall be established by the Company and set forth in the applicable notice of grant evidencing such award. During any restriction period in which shares acquired pursuant to an award of RSUs remain subject to exercise conditions, such shares may not be sold, exchanged, transferred, pledged, assigned or otherwise disposed of unless otherwise provided in the 2018 Plan. Upon request by the Company, each grantee shall execute any agreement evidencing such transfer restrictions prior to the receipt of shares hereunder and the Company may place appropriate legends evidencing any such transfer restrictions on the relevant share certificates.

SEEDO CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
U.S. dollars in thousands, except share and per share data

NOTE 8:-	SHAREHOLDERS’ DEFICIENCY (Cont.)

A summary of employee share options activity during the six months ended June 30, 2019 is as follows:

Six months ended June 30, 2019
	Number	Average exercise price	Average remaining contractual life (in years)	Aggregate intrinsic value (in thousands
Options outstanding at the beginning of the period	-	$-	-	$-
Options granted	1,635,880	1	-	-
Options exercised	-	-	-	-
Forfeited	-	-	-	-

Options outstanding at the end of the period	1,635,880	$1	6.7	2,045

Options exercisable at the end of the period	-	$-	-	$-

A summary of employee RSUs activity during the six months ended June 30, 2019 is as follows:

	Six Months ended June 30, 2019
	Number of shares underlying outstanding RSUs	Weighted average grant date fair value
Unvested RSUs at the beginning of the period	-	-
RSUs granted	150,000	4.01
RSUs vested	37,500	4.01
RSUs forfeited	-	-
	112,500	4.01

SEEDO CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
U.S. dollars in thousands, except share and per share data

NOTE 8:-	SHAREHOLDERS’ DEFICIENCY (Cont.)

The number of employee’s options and RSUs outstanding as of June 30, 2019, is set forth below, with options separated by range of exercise price:

Range of exercise price	Options and RSUs outstanding as of June 30, 2019	Weighted average remaining contractual life (years) (1)	Options an RSUs outstanding and exercisable as of June 30, 2019	Weighted average remaining contractual life (years) (1)

RSUs only	150,000	—	37,500	-
$1	1,635,880	6.7	-	-
	1,785,880	6.7	37,500	-

(1)	Calculation of weighted average remaining contractual term does not include the RSUs that were granted, which have an indefinite contractual term.

f.	Share-based awards to non-employee:

The Company granted 360,000 options and 873,450 RSU’s units during the six months ended June 30, 2019 to a non-employee consultant and directors.

g.	Share-based compensation expense for employees and non-employees:

The Company recognized non-cash share-based compensation expense for both employees and non-employees for the six months period ended June 30, 2019 in the condensed consolidated statements of operations as follows:

Six Months Ended June 30, 2019

Cost of revenues	$24
Research and development, net	154
Sales and marketing	13
General and administrative	788
Total	$979

SEEDO CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
U.S. dollars in thousands

NOTE 9:-	FINANCIAL EXPENSES

	three months ended June 30,		six months ended June 30,
	2019	2018	2019	2018

Bank commissions	$18	$8	$26	$17
Financial expenses related to revaluation of investment in warrants	-	-	1	-
Financial expenses related to loans	474	8	2,364	8
Foreign currency transactions and other	80	4	88	45

	$572	$20	$2,479	$70

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other Federal securities laws, and is subject to the safe-harbor created by such Act and laws.  Forward-looking statements may include statements regarding our goals, beliefs, strategies, objectives, plans, including product and technology developments, future financial conditions, results or projections or current expectations These forward-looking statements involve known or unknown risks, uncertainties and other factors that may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “potential,” “continue,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” and similar expressions. These statements are based on our current beliefs, expectations, and assumptions and are subject to a number of risks and uncertainties. Although we believe that the expectations reflected-in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Our actual results may differ materially from those anticipated in these forward-looking statements. These forward-looking statements are made as of the date of this report, and we assume no obligation to update these forward-looking statements whether as a result of new information, future events, or otherwise, other than as required by law. In light of these assumptions, risks, and uncertainties, the forward-looking events discussed in this report might not occur and actual results and events may vary significantly from those discussed in the forward-looking statements. Further information on potential factors that could affect our business is described under the heading “Risk Factors” in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2018. Readers are also urged to carefully review and consider the various disclosures we have made in that report.

Company Overview

We are a global technology company focusing on producing cutting edge technology for the agro-tech markets for home, industrial, commercial and medical use. We produce automated plant growing devices managed and controlled by an artificial intelligent algorithm, allowing customers to grow their own herbs and vegetables effortlessly from seed to plant, while providing optimal conditions to assure premium quality produce year-round. Seedo delivers the future of automated plant growing technologies today. Our technology affords for pesticide free, soil free optimal growing in a self-regulating climate - allowing anyone to grow simply, from seed to harvest.

Marketing and the SEEDO “Community”

We are investing in organic marketing and have approximately:

●	87,000 followers on Facebook
●	63,000 followers on Instagram
●	More than 50 million views on Facebook
●	1.3 million views on YouTube

As of June 30, 2019, we have delivered 268 home cultivator units which amounts to approximately 8% of our pre-orders. We believe that following the delivery of the pre-order units combined with a marketing campaign and our community strength, we will be able to sell and deliver thousands of our “Home Cultivator” devices world-wide. At the moment, we have started delivering to Europe and North America which are our target markets, though our units are being sold in Latin America, Asia, Australia, the Middle East and Africa.

Our Opportunity

Since September 14, 2018, our main business is operated by our wholly owned subsidiary Eroll. We deliver devices that we believe represent the future of automated plant growing technologies, for home, commercial, and medical use.

The Home Cultivator

We target the world-wide population which wants to grow their own herbs and vegetables pesticide free, with self-regulating climate control capabilities - allowing each user to grow its own herbs and vegetables, from seed to harvest. Our cutting-edge technology also addresses the medical cannabis market, as we have optimized our growing technologies for the cannabis plant. We have qualified for the ISO 9001:2015 certification. This quality management system certification from the International Organization for Standardization demonstrates that we are consistently providing products and services that meet customer and regulatory requirements by continuously enhancing customer satisfaction.

We believe that the following advantages afford us a unique market penetration opportunity:

●	Automated home growing device.
●	Simplifying the seed to harvest process with seamless technology.
●	Growth cycle operated and monitored by mobile app.
●	Self-regulating climate control system.
●	No prior knowledge needed.
●	Simple installment – water, electricity and Wi-Fi.
●	100% pesticide free.

Farm Establishments and Commercial Containers

During the last fiscal quarter, we launched our commercial container product and began with two signed agreements for industrial projects in Israel, on Kibbutz Dan and Moshav Brosh for government licensed pharmaceutical-grade medical cannabis, verifying our technology and expertise to the agro-commercial world. Our implemented technology now provides industrial farmers full control and automation of all plant feeding and environmental parameters, better unified standardized yields suitable for the medical pharmaceutical industry in a hermetically sealed system - full isolation, with no need for pesticides at all. This affords dramatic space savings as well as water consumption and human resources. We are targeting this product for any herb and/or vegetable growth including, but not limited to, medical grade cannabis.

We currently expect two main types of reoccurring business within our commercial container activities:

1)	Containers specifically designs for vegetables and herbs cultivation
2)	Containers specifically designs for medical cannabis cultivation

For each type of business, we are targeting two types of agreements:

1)	Partnerships, accordingly we will become partners in new established farms and manage its establishment and operations.
2)	Supplying commercial containers to farms, research institutions, etc.

Risk Management and Asset Protection Operations

We also maintain some of the previous risk management and asset protection (“RAP”) services for businesses, individuals and families. We were engaged in RAP services prior to September 14, 2018, and while we do not focus on these activities currently, we may decide to in the future. We also maintain a corporate governance, risk management, compliance and regulatory reporting business, which existed prior to September 14, 2018. Along with the lack of clearly identified corporate risk management roles, an overall complex approach to personal and family asset protection, we believe there is a need to bridge the communication gap between technology and risk as well as lack of appropriate metrics to define and track enterprise risks. We believe that every member of a company C-suite is responsible for their domain and for ensuring the remainder of the enterprise or company benefits from their decisions and counsel for collective risk management.  Bringing the Chief Risk Officer to the forefront allows risk management to be consolidated and uniform throughout the enterprise. We believe enterprise risk management needs to be a cross-functional phenomenon.

Given the global nature of business today, risk management needs to truly protect the enterprise by understanding the context and the landscape in which the business operates. If an organization can leverage that information and collect it and provide context, the organization will be more agile and adaptive as a result of the lower risk level.

Immediate Strategy

Over the upcoming twelve months we plan to:

●	Deliver pre orders of the home cultivator;
●	Increase sales and marketing efforts;
●	Increase home cultivator manufacturing quantities;
●	Progress the commercial container product development efforts;
●	Sign new agreements with farms for establishment and operates its activities;
●	Sell containers;
●	Start to establish the Kibbutz Dan government licensed pharmaceutical-grade medical cannabis farm; and
●	Prepare the Company for future expected growth.

As our Company expansion has increased, we have set up regional logistics centers, including in Los Angeles, California, and Rotterdam, Netherlands. These centers provide distribution services from receipt of orders for our product containers including quality inspection and delivery to final end customers. Additionally, we have a live call center and customer support.

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

Change in Fiscal Year End

As reported on our Current Report on Form 8-K filed with the SEC on February 5, 2019, we changed our fiscal year end from September 30 to December 31. We made this change to align the Company’s fiscal year end with its subsidiaries following the reverse merger. Subsequent to this Quarterly Report on Form 10-Q, our Form 10-K will cover the calendar year from January 1 to December 31.

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

The Company intends to finance operating costs over the next twelve months with existing cash on hand, reducing operating spend, and future issuances of equity and debt securities, or through a combination of the foregoing. However, the Company will need to seek additional sources of financing if the Company requires more funds than anticipated during the next 12 months or in later periods.

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

Research and Development Costs

Research and development costs are charged to the consolidated statement of operations as incurred. ASC 985-20, “Costs of Software to Be Sold, Leased, or Marketed,” requires capitalization of certain software development costs subsequent to the establishment of technological feasibility.

Based on our product development process, technological feasibility is established upon the completion of a working model.

We do not incur material costs between the completion of a working model and the point at which the products are ready for general release. Therefore, research and development costs are charged to the consolidated statement of operations as incurred. We did not capitalize expenses during the three months ended June 30, 2019.

Stockholders’ Equity (Deficit)

Authorized Shares

The Company is authorized to issue up to 500,000,000 shares of common stock, par value $0.0001 par value. Each outstanding share of common stock entitles the holder to one vote per share on all matters submitted to a stockholder vote. All shares of common stock are non-assessable and non-cumulative, with no pre-emptive rights.

Commitments and Contingencies

On October 2017, Eroll entered into lease agreements for its office premises which lease will end on April 30, 2022. On June 20, 2019, we signed an amendment to this agreement in which it increased its rental space to a total of 1,103 square meters for its office premises which will end on June 30, 2022.

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

Results of Operations

Six months ended June 30, 2019 compared to the six months ended June 30, 2018

Operating Expenses

Revenues for the six months ended June 30, 2019 were $393 thousand compared to $0 for the same period in 2018. The increase resulted due to initial sales our home devices to customers in Europe and the United States that started during the first half of fiscal year 2019. The Company delivered 268 devices to its pre-orders customers with an average selling price of $1,466.

Cost of sales for the six months ended June 30, 2019 were $580 thousand compared to $0 for the same period in 2018. The increase mainly consists of direct cost in the amount of $324, sub-contractors costs related to customer service and customer support in the amount of $82, share based compensation expenses in the amount of $24, salary cost in the amount of $8, allowance for warranty cost in the amount of $20, an increase of $84 in shipment and warehouse costs, and an increase of $38 in miscellaneous costs.

Research and development (R&D) expenses for the six months ended June 30, 2019 were $1,939 thousand compared to $1,144 thousand for the same period in 2018. This increase was primarily due to increased R&D efforts for progressing the Home Cultivator from a prototype version into mass production, and from developing our commercial scale containers, which resulted mainly due to increased salary and related costs of $295 thousand, increased R&D material costs of $281 thousand, an increase of $65 thousand in depreciation expenses related to R&D, and increase of $154 in shared based compensation expenses.

Total marketing expenses for the six months ended June 30, 2019, were $462 thousand compared to $386 thousand for the same period in 2018. This was primarily due to increased marketing campaign efforts, which resulted mainly due to increased marketing material costs of $92, and an increase of $13 in share based compensation expenses. The increase was offset by a decrease of $29 thousand in salary and related costs.

Total general and administrative (G&A) expenses for the six months ended June 30, 2019, were $2,123 compared to $555 thousand, for the same period in 2018. This was primarily due to an increase of $270 thousand in expenses for salary and related expenses, an increase of $63 thousand in travel expenses, an increase of $387 thousand in expenses for external advisors and professional services, an increase of $788 thousand in shared based compensation expenses, and an increase of $60 in miscellaneous G&A expenses.

Total financial expenses for the six months ended June 30, 2019, were $2,479 compared to $70 thousand for the same period in 2018. The increase of $2,409 thousand was primarily due to an increase of $2,364 in expenses of convertible loans in accordance with ASC 470-20, Debt with conversion and other Options Beneficial Conversion Feature.

Liquidity and Capital Resources

Overview

Since inception on January 16, 2015, the Company had a cumulative deficit of $15,712 thousand and we have a working capital deficit of $2,164 thousand as of June 30, 2019. Our future growth is dependent upon achieving further purchase orders and execution, management of operating expenses and ability of the Company to obtain the necessary financing to fund future obligations, and upon profitable operations.

Historically, we have financed our cash flow and operations from the initial contribution of our majority shareholder and by raising equity and convertible loans. Since incorporation and as of June 30, 2019, the Company has raised approximately $11,700 thousand, and has raised $5,200 thousand during the six months ended June 30, 2019.

As of June 30, 2019, our cash balance was $1,122 thousand. We believe we will require a minimum of $5,000 thousand in working capital over the next 12 months to grow the Company as currently planned, which is inclusive of cost of sales, covering our operation costs and maintaining our regulatory reporting and filings. Should our revenues not increase as expected, or if our costs and expenses prove to be greater than we currently anticipate, or should we change our current business plan in a manner that will increase or accelerate our anticipated costs and expenses; we may need funds in excess of the amounts currently contemplated.

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

Off Balance Sheet Arrangements

As of June 30, 2019, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

Recently Issued Accounting Pronouncements

For information with respect to recent accounting pronouncements, see Note 3 to the unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q.

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

A contract with a customer exists when (i) the Company enters into a written agreement with a customer that defines each party’s rights regarding the products or services to be transferred and identifies the payment terms related to these products or services, (ii) both parties to the contract are committed to perform their respective obligations, (iii) the contract has commercial substance, and (iv) the Company determines that collection of substantially all consideration for products or services that are transferred is probable based on the customer's intent and ability to pay the promised consideration.

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

The Company generally satisfies performance obligations at a point in time, once the customer has obtained the legal title to the items purchased. Revenue is recognized based on the transaction price at the time the related performance obligation is satisfied by transferring a promised product or service to a customer.

Typical timing of payment

The Company offers several payment methods that includes but not limited to full advance payment and partial amount in advanced while collecting the remaining amount before delivery.

Revenue expected to be recognized in any future year related to remaining performance obligations, excluding revenue pertaining to contracts that have an original expected duration of one year or less.

The Company’s unfilled performance obligations as of June 30, 2019 is $2,406 and the estimated revenue expected to be recognized in the future related to the sales of our Home Growing Devices amounted to $4,422.

The Company recognized revenues of $393 for the six month ended June 30, 2019, as part of advances recognized in prior periods.

Warranties are classified as assurance type. A warranty is considered an assurance type warranty if it provides the consumer with assurance that the product will function as intended for a limited period of time. As of June 30, 2019, the Company recorded a provision for warranty in a total amount of $20.

Accounting for share-based Compensation:

The Company accounts for share-based compensation in accordance with ASC No. 718, “Compensation-Stock Compensation” (“ASC No. 718”). ASC No. 718 requires companies to estimate the fair value of equity-based payment awards on the date of grant using an Option-Pricing Model. The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service periods in the Company’s consolidated statements of operations. The Company recognizes compensation expenses for the value of its awards granted based on the straight-line method over the requisite service period of each of the awards.

The Company selected the Black-Scholes-Merton option pricing model as the most appropriate fair value method for its share-option awards. The option-pricing model requires a number of assumptions, of which the most significant are the fair market value of the underlying ordinary share, expected share price volatility and the expected option term. Expected volatility was calculated based upon certain peer companies that the Company considered to be comparable. The expected option term represents the period of time that options granted are expected to be outstanding. The expected option term is determined based on the simplified method in accordance with Staff Accounting Bulletin No. 110, as adequate historical experience is not available to provide a reasonable estimate. The simplified method will continue to apply until enough historical experience is available to provide a reasonable estimate of the expected term. The risk-free interest rate is based on the yield from U.S. treasury bonds with an equivalent term. The Company has historically not paid dividends and has no foreseeable plans to pay dividends.

As of June 30, 2019, the outstanding options measured according to the above mentioned method.

The fair value of Restricted Stock Units (“RSUs”) granted is determined based on the price of the Company’s ordinary shares on the date of grant.

The fair value for options granted in April 2019, is estimated at the date of grant using a Black-Scholes-Merton option pricing model with the following assumptions:

June 30, 2019

Expected volatility	131.93%
Risk-free rate	2.29%
Expected term (in years)	4.66-4.75
Share price	$4.01

The Company accounts for options granted to consultants and other service providers under ASC No. 718 and ASC No. 505, “Equity-based payments to non-employees.” The fair value of these options was estimated using a Black-Scholes-Merton option-pricing model.

In the six months ended June 30, 2019, the non-cash compensation expenses related to nonemployees were $404 thousand.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of our Quarterly Report on Form 10-Q, an evaluation was carried out by management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act) as of June 30, 2019. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

During evaluation of disclosure controls and procedures as of June 30, 2019 conducted as part of our preparation of the quarterly unaudited condensed financial statements, management conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures and concluded that our disclosure controls and procedures were effective.,

Management’s Report on Internal Control over Financial Reporting

In June 2019, the Company established an Audit Committee. The Company’s Audit Committee is currently comprised of the three independent directors on the Company’s Board of Directors.

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

In order to ensure that our internal control over financial reporting is effective, management regularly assesses controls and did so most recently for its financial reporting as of June 30, 2019.

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

As a result of the management evaluation of company internal control over financial reporting described above, the Company’s management has concluded that, as of June 30, 2019, the Company’s internal control over financial reporting was not based on the criteria in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Changes in Internal Control Over Financial Reporting

As of the end of the period covered by this report, there have been no changes in internal control over financial reporting other than the establishment of the Audit Committee (as defined in Rule 13a-15(f) of the Exchange Act) during the three months ended June 30, 2019, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - Other Information

Item 6. Exhibits

Exhibit Number	Description
10.1	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 2, 2019).
31.1*	Rule 13a-14(a) Certification of the Chief Executive Officer
31.2*	Rule 13a-14(a) Certification of the Chief Financial Officer
32.1**	Section 1350 Certification of Chief Executive Officer
32.2**	Section 1350 Certification of Chief Financial Officer
101.1*	The following materials from Seedo Corp.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith.
*	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Dated: August 14, 2019	By:	/s/ Zohar Levy
Zohar Levy Director, Chief Executive Officer
SEEDO CORP.