Form 10-Q
period 2019-09-30
SEEDO CORP.
filed 2019-11-14
CIK 1661600

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 333-208814

SEEDO CORP.

(Exact name of registrant as specified in its charter)

Delaware	47-2847446
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

HaCarmel 2 Yokneam, Israel 20692
(Address of principal executive offices)

+972 546 642 228
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class:	Trading Symbol(s)	Name of each exchange on which registered:
N/A	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day.

☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☐ No ☒

(Does not currently apply to the Registrant)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 if the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of November 14, 2019
Common Stock, $0.0001 par value per share	20,440,477 shares

i

PART I. Financial Information

SEEDO CORP.

CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2019

SEEDO CORP.

CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2019

IN THOUSANDS OF U.S. DOLLARS

- - - - - - - - - - - -

SEEDO CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

U.S. dollars in thousands, except share and per share data

		September 30	December 31
	Note	2019	2018

ASSETS

CURRENT ASSETS:
Cash and cash equivalents		$94	$921
Restricted bank deposit		151	87
Financial institute		328	830
Other accounts receivable		220	81
Advances to suppliers		1,350	328
Inventory		543	157

Total current assets		2,686	2,404

Property and equipment, net		1,165	1,234

Total assets		$3,851	$3,638

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Short-term loan	5	$463	$411
Trade payables		1,766	521
Convertible loans	7	-	771
Loan from related party	6	850	908
Advances from customers		2,442	3,016
Other accounts payable		1,466	1,121

Total current liabilities		6,987	6,748

LONG-TERM LIABILITIES
Convertible loan	7	234	-

COMMITMENTS AND CONTINGENT LIABILITIES	4

SHAREHOLDER’S DEFICIENCY	8
Shares of common stock $0.0001 par value each
Authorized: 500,000,000 shares at September 30, 2019 and December 31, 2018; Issued and Outstanding: 20,440,477 and 16,198,578 shares at September 30, 2019 and December 31, 2018, respectively		2	2
Additional Paid in capital		15,465	5,410
Accumulated deficit		(18,837)	(8,522)

Total shareholders’ deficiency		(3,370)	(3,110)

Total liabilities and shareholders’ deficiency		$3,851	$3,638

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEEDO CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

U.S. dollars in thousands, except share and per share data

		Three months ended September 30		Nine months ended September 30
	Note	2019	2018	2019	2018

Revenues		$310	$-	$703	$-
Cost of revenues		562	-	1,142	-

Gross Loss		252	-	439	-

Operating expenses:

Research and development		$1,221	$489	$3,160	$1,633

Selling and marketing		253	264	715	704

General and administrative		1,299	1,286	3,422	1,841
Operating loss		3,025	2,039	7,736	4,178

Financial expenses	9	100	235	2,579	251

Net Loss		$3,125	$2,274	$10,315	$4,429

Basic and diluted net loss per share		$(0.16)	$(0.22)	$(0.54)	$(0.42)
Weighted average number of shares of common stock used in computing basic and diluted loss per share		20,001,386	10,572,078	19,019,390	10,572,078

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEEDO CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIENCY

U.S. dollars in thousands, except share and per share data

			Additional		Total
	shares of common stock		Paid in	Accumulated	Shareholders’
	Number	Amount	capital	deficit	Deficiency

Balance as of July 1, 2018 (Unaudited)	10,525,587	$1	$1,534	$(4,540)	$(3,005)

Issuance of shares with respect to the Reverse Merger	369,000	-	(349)	-	(349)

Conversion of convertible loans	1,546,491	-	1,244	-	1,244

Share Based Compensation to non-employees	2,558,922	-	948	-	948

Issuance of warrants			42		42

Net Loss	-	-	-	(2,274)	(2,274)
Balance as of September 30, 2018 (Audited)	15,000,000	$1	$3,419	$(6,814)	$(3,394)

Balance as of July 1, 2019 (Unaudited)	20,007,144	$2	$14,555	$(15,712)	$(1,155)

Share Based Compensation to employees and non-employees	-	-	910	-	910

Exercise of warrants	433,333	-	-	-	-

Net Loss	-	-	-	(3,125)	(3,125)
Balance as of September 30, 2019 (Unaudited)	20,440,477	$2	$15,465	$(18,837)	$(3,370)

SEEDO CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIENCY

U.S. dollars in thousands, except share and per share data

			Additional		Total
	shares of common stock		Paid in	Accumulated	Shareholders’
	Number	Amount	capital	deficit	Deficiency

Balance as of January 1, 2018 (Unaudited)	10,525,587	$1	$1,534	$(2,385)	$(850)

Issuance of shares with respect to the Reverse Merger	369,000	-	(349)	-	(349)

Conversion of convertible loans	1,546,491	-	1,244	-	1,244

Share Based Compensation to non-employees	2,558,922	-	948	-	948

Issuance of warrants			42		42

Net Loss	-	-	-	(4,429)	(4,429)
Balance as of September 30, 2018 (Audited)	15,000,000	$1	$3,419	$(6,814)	$(3,394)

Balance as of January 1, 2019 (Unaudited)	16,198,578	$2	$5,410	$(8,522)	$(3,110)

Issuance of shares of common stock	1,820,575	*	4,404	-	4,404

Conversion of convertible loans	1,893,422	*	2,318	-	2,318

Share Based Compensation to employees and non-employees	-	-	1,889	-	1,889

Shares Based Compensation to non-employees	94,569	*	134	-	134

Beneficial conversion feature related to convertible loan	-	-	96	-	96

Issuance of Warrants	-	-	514		514

Exercise of warrants	433,333	-	700	-	700

Net Loss	-	-	-	(10,315)	(10,315)
Balance as of September 30, 2019 (Unaudited)	20,440,477	$2	$15,465	$(18,837)	$(3,370)

*)	Represents an amount less than $1.

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEEDO CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

U.S. dollars in thousands

	Nine months ended
	September 30,
	2019	2018
Cash flows from operating activities:
Net Loss	$(10,315)	$(4,429)
Adjustments to reconcile loss to net cash used in operating activities:
Depreciation and amortization	131	19
Financial expenses related to convertible loans	640	178
Financial expenses related to short-term loans	657	-
Financial expenses related to loans from related party	942	-
Share based compensation expenses to employees and non-employees	1,921	948
Other	1	(10)
Changes in assets and liabilities:
Increase in other accounts receivable	(660)	(688)
Increase in inventory	(386)	(122)
Increase (Decrease) in advances from customers	(574)	1,684
Increase in trade payables	1,245	406
Increase in other accounts payable	358	223
Net cash used in operating activities	(6,040)	(1,791)

Cash flows from investing activities
Purchase of property and equipment	(62)	(454)
Net cash used in investing activities	(62)	(454)

Cash flows from financing activities:
Proceeds from convertible loans	258	-
Proceeds from short-term loans	463	1,669
Repayment of short-term loan	(300)	-
Proceeds from issuances of shares of common stock	4,404	500
Issuance of warrants	514	-
Net cash provided by financing activities	5,339	2,169

Increase (Decrease) in cash and cash equivalents and restricted cash	(763)	(76)
Cash and cash equivalents and restricted cash at the beginning of the year	1,008	607

Cash and cash equivalents at the end of the year and restricted cash	$245	$531

Supplemental disclosures of cash flow information:

Cash and cash equivalents	$94	$472
Restricted bank deposits included in short term assets	151	59
	$245	$531

Cash paid for interest	$210	48

Supplemental disclosures of non- cash flow information:
Conversion of convertible loans	$2,300	$-
Exercise of warrants	$700	$-

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

Immediately following the merger, Eroll shareholders held approximately 87.4% of the outstanding shares of common stock of the Company in exchange of 1,137 shares of common stock of Eroll on a fully diluted basis while the pre-merger Company shareholders retained the remaining approximate 12.6%.

Pursuant to the terms and conditions of the agreement governing the Reverse Merger, at the time of the Reverse Merger, the Company issued 12,073,500 nonassessable shares of its shares of common stock. Each of the holders of the pre-Reverse Merger issued and outstanding shares of common stock of Eroll received their pro-rata allotment of these shares in the Company according to their then current shareholding in Eroll. At the closing of this Reverse Merger, there were 15,000,000 shares of common stock of the Company.

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

Eroll has seven subsidiaries as followings:

Seedo U.S. Inc.   (Seedo Inc.) incorporated pursuant to the laws of the state of Colorado, U.S in November 2016. To date, the subsidiary has no activities.

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

Tech Farm Agricola S.R.L incorporated pursuant to the laws of the state of Messina, Italy on May 20, 2019. To this date the subsidiary has no activities. The Company holds 33% of Tech Farm Agricola S.R.L.

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

d.	The Company has an accumulated deficit in the total amount of $18,837 as of September 30, 2019, the Company has negative operating cash flow in the total amount of $6,040 for the period of nine months ended September 30, 2019, further losses are anticipated in the development of its business. Those factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due.

SEEDO CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
U.S. dollars in thousands

NOTE 1:-	GENERAL (Cont.)

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

As of September 30, 2019, the condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from uncertainty related to the Company’s ability to continue as a going concern.

NOTE 2:-	UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and standards of the Public Company Accounting Oversight Board for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, the accompanying financial statements include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company’s (i) consolidated financial position as of September 30, 2019, (ii) consolidated results of operations for the three and nine months ended September 30, 2019 and (iii) consolidated cash flows for the nine months ended September 30, 2019. The results for the three and nine months periods ended September 30, 2019, as applicable, are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

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

The Company’s unfilled performance obligations as of September 30, 2019 is $2.4 million.

The Company recognized revenues of $703 for the nine month ended September 30, 2019, as part of advances recognized in prior periods.

Warranties are classified as assurance type. A warranty is considered an assurance type warranty if it provides the consumer with assurance that the product will function as intended for a limited period of time. As of September 30, 2019, the Company recorded a provision for warranty in a total amount of $35.

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

The fair value of Restricted Stock Units (“RSUs”) granted is determined based on the price of the Company’s shares of common stock on the date of grant.

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

In the nine months ended September 30, 2019, the non-cash compensation expenses related to nonemployees were $766. As of September 30, 2019, there were $3,971 of total unrecognized compensation cost related to non-vested share-based compensation to non-employees.

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

3.

In June 2018, the FASB issued ASU No. 2018-07, “Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting.” These amendments expand the scope of Topic 718, Compensation - Stock Compensation (which currently only includes share-based payments to employees) to include share-based payments issued to nonemployees for goods or services. Consequently, the accounting for share-based payments to nonemployees and employees will be ubstantially aligned.

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

The future minimum lease fees payable for the lease agreement as of September 30, 2019, are as following:

2019	$50
2020	244
2021	262
2022	202
And thereafter	213
$971

The Company enters into a vehicle operating lease agreement for a period of 32 months. The future minimum lease fees payable for both above agreements as of September 30, 2019, are as following:

2019	$27
2020	94
2021	31
$152

NOTE 5:-	SHORT TERM LOANS

a.	On December 11, 2018, the Company received a loan from a lender in the principal amount of $1,000 (out of which $50 was directly transferred as finder fee). The loan is to be repaid in full at the end of 180 days, the principal amount shall bear interest at the rate of 17.5% calculated per the commencing of the date of the actual provision of the principal amount and ending on the maturity date, on a linear daily basis, up to a maximum amount of approximately $175. The interest shall be accrued but not compounded.

The Company also granted the foregoing lender warrants to purchase 333,333 and 100,000 shares of common stock of the Company at an exercise price of $1.5 and $2 per share, respectively. The warrants were classified as shareholders’ equity.

SEEDO CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
U.S. dollars in thousands

NOTE 5:-	SHORT TERM LOANS (Cont.)

The Company estimated the fair value of warrants using the Black-Scholes-Merton option pricing model using the following weighted average assumptions:

2018
Dividend yield	0%
Risk-free interest rate	2.78%
Expected term (in years)	2
Volatility	126.23%

The Company also granted the broker 33,333 shares of common stock of the Company which were issued on April 12, 2019.

The Company accounted for the loan in accordance with ASC 470, Debt. The Company allocated the consideration of the loan, the related warrants and the shares of common stock based on their relative fair value at the date of issuance, which is also the commitment date.

On June 19, 2019 the Company executed an amendment to the loan agreement. Total debt was $1,175 according to the amendment the lender will exercise its 433,333 warrants pursuant to the original agreement for a total amount of $700. The remaining debt of $475 will be paid in three separate monthly payments of $158.333 each for the next three months.

On August 15, 2019 the company issued 433,333 shares in respect of exercise of 433,333 warrants granted as part of the loan agreement signed on December 11, 2018.

During the nine months period ended September 30, 2019 the Company recorded interest and financial expenses related to the loan in the amount of $800.

b.	On August 18, 2019, the Eroll received a loan from a lender in the principal amount of $311 (NIS1,100) (out of which $9 was deducted as fee), the loan has a one-month term and shall be repaid on September 19, 2019 (The “Maturity Date”).

The principal amount shall bear interest at a monthly rate of 2%. In case the Company doesn’t repay the loan on Maturity Date the Company is obligated give the lender a 7 days notice then the loan and the outstanding interest amount shall bear a monthly interest rate of 5%, if the company fails to notify the lender the loan and the outstanding interest amount shall bear an annual interest rate of 32.92%

As of September 30, 2019 the Company did not repay the loan amount but gave the lender a 7 days notice therefore entered the 5% interest, accordingly the Company recorded interest for the nine months ended September 30, 2019 in the amount of $13.

SEEDO CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
U.S. dollars in thousands

NOTE 6:-	RELATED PARTIES

a.	As of September 30, 2019, and December 31, 2018, the Company recorded a provision in the amount of $547 and $520, respectively, that classified in other accounts payable to a related party for management services.

b.	On August 10, 2018, Eroll entered into a Convertible Loan Agreement (the “August Loan Agreement”) with Cannabics Pharmaceuticals Inc. (“Cannabics”), a U.S. public company and one of the Company’s shareholders. Pursuant to the terms of the August Loan Agreement, Cannabics was obligated to invest up to $2,000 in Eroll Grow Tech. According to the agreement Cannabics is obligated to invest $500 upon execution of the August Loan Agreement, to be followed by second $500 tranche within 90 days and third tranche in the amount of $1,000 (the “Second loan”), 90 days following that. On August 13, 2018, Cannabics invested the initial $500 pursuant to its obligations under the August Loan Agreement.

According to the August Loan Agreement, the Company shall issue Cannabics shares of common stock of the Company representing 7.5% of the outstanding shares on a fully-diluted basis of the Company at the time of conversion. Following the Second Loan, Cannabics shall hold 15% of the outstanding shares on a fully-diluted basis of the Company. In addition, according to the agreement Cannabics shall issue to the Company 1,000,000 warrants with an exercise price of $2 per share, of the Cannabics shares, for a period of 12 months. The warrants were issued on August 14, 2018. The warrants were classified as an asset and are evaluated every report date. During the nine months period ended September 30, 2019 the Company recorded expenses due to the warrant in the amount of $1. As of September 30, 2019, and December 31, 2018 the warrants fair value amount was $0 and $1, respectively.

On September 12, 2018, Eroll and Cannabics executed an amendment to the August Loan Agreement, solely amending the mechanics of the percentage of the Company shares Cannabics may convert for its investment, though the finite amount remains unchanged. The amendment to the August Loan was as follows: Cannabics is to receive 10% of the shares of common stock, for the initial $1,000 financing (as opposed to 15%); and for the Second Loan, Cannabics shall receive 10% (5% issued on the date of the money transfer and an additional 5% issued on the date of conversion) of the shares of common stock on a fully diluted basis.

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

On January 15, 2019 according to the original agreement and the amendment stated above the Company converted the Second Loan, in the amount of $1,000 and issued Cannabics 770,397 shares of common stock with $0.0001 par value each. As a result, the Company recorded financial expenses related to the loan in the amount of $942. The total holding as of September 30, 2019, for Cannabics is 17.52% of the Company’s shares of common stock.

c.	During September 7, 2018, Eroll has entered into a loan agreement with Cannabics in the amount of $350 that shall have a one-year defined term and bears no interest. As part of the agreement Cannabics were also entitled to 3.6% of the Company’s shares of common stock, in return to services provided as part Reverse Merger.

SEEDO CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
U.S. dollars in thousands

NOTE 6:-	RELATED PARTIES (Cont.)

As a result on September 27, 2018, the Company issued 540,000 shares of common stock with 0.0001 par value each with respect to share based compensation. As defined in an amendment as of November 6, 2018, the loan shall have a due date certain of November 4, 2019.

d.	On September 19, 2019, the Eroll received a loan from a lender in the principal amount of $100. The principal amount shall bear interest at an annual rate of 1%.

The Company shall repay the loan as soon as practicable following the date of Seedo Corp’s receipt of a loan from a third party.

The Company repaid the loan on October 23, 2019.

NOTE 7:-	CONVERTIBLE LOANS

a.	On June 6, 2018, Eroll entered into a loan agreement (the “June Loan Agreement”) with a third party (the “June Lender”), in a total amount of $500 (the “June Loan”). The June Loan bears interest at a monthly rate of 2%, for a year. Eroll shall pay the June Lan and interest within one year from the closing date. In future event when Eroll will merge with public company the June Lender has the right to convert the June Loan and interest into equity securities of the public company, at a price per share equal to the lower of (i) a valuation of the Company of $15,000, or (ii) the fair market value of the Company as shall be evaluated as of the Company’s first raising via equity issuance. According ASC 470 the Company did not record a BCF.

With respect to convertible loan since the contingent BCF shall not be recognized in earnings until the contingency is resolved.

On March 5, 2019, the June Loan was converted into 500,000 shares of common stock with $0.0001 par value each.

During the nine months period ended September 30, 2019, the Company recorded an interest expenses in the total amount of $10.

b.	During July 2018, Eroll entered into a convertible loan agreement (the “July Agreement”) with a third party (the “July Lender”), in a total amount of $250 (the “July Loan”). The July Loan bears interest at a monthly rate of 2%, for a year. Pursuant to the terms of the July Agreement, if Eroll will merge with a public company the July lender has the right to convert the July Loan and interest into equity securities of the public Company, at a price per share equals to the lower of (i) a valuation of the Company of $25,000, or (ii) the fair market value of the Company as shall be evaluated as of the Company’s first raising via equity issuance. If the future event will not occur Eroll shall pay the loan and interest within one year from the closing date.

During the nine months period ended September 30, 2019, the Company recorded an interest expenses in the total amount of $10. According to ASC 470 the Company did not record a BCF with respect to July Loan since the contingent BCF shall not be recognized in earnings until the contingency is resolved.

On April 11, 2019 the July Loan was converted into 150,000 shares of common stock with $0.0001 par value each.

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

The December Lender shall be entitled to convert at its option any portion of the outstanding and unpaid conversion amount into fully paid and nonassessable shares of common stock, at the lower of the fixed conversion price then in effect or the market conversion price. The number shares of common stock issuable upon conversion of any conversion amount shall be determined by dividing (x) such conversion amount by (y) the fixed conversion price of $1.2 or (z) 80% of the lowest the volume-weighted average price of the Company’s shares of common stock during the 10 trading days immediately preceding the conversion date.

The Company accounted for the convertible loan in accordance with ASC 470-20, Debt with conversion and other Options. According to ASC 470-20-30-8, since the intrinsic value of the BCF exceeds the entire proceeds of the loan, The Company allocated the entire proceeds to the BCF as additional paid in capital.

On April 3, 2019, the loan and the accrued interest in the amount of $568 were converted to 473,025 shares of common stock with $0.0001 par value each.

During the nine months period ended September 30, 2019, the Company recorded interest and financial expenses related to the convertible loan in the amount of $543.

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

The February Lender shall be entitled to convert at its option any portion of the outstanding and unpaid principal or accrued interest into fully paid and nonassessable of shares of common stock, at the lower of the fixed conversion price then in effect or the market conversion price. The number of shares of common stock issuable upon conversion of any conversion amount shall be determined by dividing (x) such conversion amount by (y) the fixed conversion price of $2 or (z) 80% of the lowest the volume-weighted average price of the Company’s shares of common stock during the 10 trading days immediately preceding the conversion date.

The Company also granted the February Lender a warrant to purchase 137,500 shares of common stock of the Company at an exercise price of $2 per share, such exercise price is subject to any future price-based anti-dilution adjustments. As the Company early adopted ASU 2017-11 the warrants were classified in shareholders equity.

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

During the nine months period ended September 30, 2019, the Company recorded interest and financial expenses related to convertible loan in the amount of $105.

NOTE 8:-	SHAREHOLDERS’ DEFICIENCY

a.	As of September 30, 2019, and December 31, 2018, the Company’s share capital is composed as follows:

	September 30, 2019		December 31, 2018
	Authorized	Issued and outstanding	Authorized	Issued and outstanding
	Number of shares
Shares of common stock of $0.0001 par value each	500,000,000	20,440,477	500,000,000	16,198,578

Each Ordinary share is entitled to receive dividend, participate in the distribution of the Company’s net assets upon liquidation and to receive notices of participate and vote (at one vote per share) at the general meetings of the Company on any matter upon which the general meeting is authorized.

b.	Issuance of shares:

1.	On January 15, 2019 the Company converted a loan in the amount of $1,000 to 770,397 shares of common stock with a par value each of $0.0001. (See note 6-b).

2.	On January 28, 2019 the Company issued 50,000 shares of common stock with $0.0001 par value each to one of its consultants, in exchange for services rendered whose fair value was $47.

3.	On March 5, 2019 the Company converted a loan in the amount of $500 to 500,000 shares of common stock with a par value each of $0.0001. (See note 7-a).

4.	On April 3, 2019 the Company converted a loan received on December 3, 2018, to 473,025 shares of common stock with a par value of $0.0001 each. (See note 7-c).

5.	On April 10, 2019, the Company converted a loan received on July 18, 2018, to 150,000 shares of common stock with $0.0001 par value each. (See note 7-b).

SEEDO CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
U.S. dollars in thousands, except share and per share data

NOTE 8:-	SHAREHOLDERS’ DEFICIENCY (Cont.)

b.	Issuance of shares (Cont.):

6.	On April 11, 2019 the Company issued 1,493,908 shares of common stock with a par value of $0.0001 each to 26 investors as part of investment round in a private placement in a total amount of $4,107. The Company also issued 11,236 shares of common stock with a par value of $0.0001 each to broker involved in the investment round, and the Company recorded an expenses in a total amount $32.

7.	On March 11, 2019, the company signed agreement with new investor for a total consideration of $216, accordingly, on April 11, 2019, the Company issued 120,000 shares of common stock with $0.0001 par value each. (See note 8-c-3).

8.	On March 11, 2019, the company signed agreement with new investor for a total consideration of $100, accordingly, on April 11, 2019, the Company issued 66,667 shares of common stock with $0.0001 par. (See note 8-c-4).

9.	On March 12, 2019, the company signed agreement with new investor for a total consideration of $252, accordingly, on April 11, 2019, the Company issued 140,000 shares of common stock with $0.0001 par value each. (See note 8-c-5).

10.	On April 12, 2019, the Company issued 33,333 shares of common stock with $0.0001 par value each, which were granted as part of a loan agreement received on December 11, 2018. (See note 5).

11.	On August 15, 2019 the company issued 433,333 shares in respect of exercise of 433,333 warrants granted as part of the loan agreement signed on December 11, 2018. (see note 5-a).

c.	Issuance of warrants:

Issuance date	Warrants outstanding	Exercise price per warrant	Warrants outstanding and exercisable	Contractual term
September 2, 2018 (1)	100,000	$2	100,000	September 2, 2020 (1)
February 21, 2019 (2)	137,500	$2	137,500	February 21, 2022 (2)
March 11, 2019 (3)	70,000	$3	70,000	March 11, 2021(3)
March 11, 2019 (4)	333,333	$1.5	333,333	March 11, 2021(4)
March 12, 2019 (5)	70,000	$3	70,000	March 12, 2021(5)
	710,833		710,833

1.	On September 2, 2018, Eroll received a convertible loan from a private investor in the amount of $250 that bears 2% monthly interest, which on October 23, 2018, was converted to 250,000 shares of common stock with 0.0001 par value each. Eroll also granted the lender a warrant to purchase 100,000 shares of common stock of the Company at an exercise price of $2 per share. The warrants were classified as shareholders’ equity.

SEEDO CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
U.S. dollars in thousands, except share and per share data

NOTE 8:-	SHAREHOLDERS’ DEFICIENCY (Cont.)

c.	Issuance of warrants (Cont.):

2.	On February 21, 2019, the Company received a convertible loan from the February Lender in the amount of $550 (See Note 7-d). The Company granted the February Lender a warrant to purchase 137,500 shares of common stock of the Company at an exercise price of $2 per share. The warrants were classified as shareholders’ equity.

3.	On March 11, 2019, the Company signed agreements with a new investor, accordingly, the Company issued 120,000 shares of common stock with a par value of $0.0001 each, for a total consideration of $216. The Company also granted the investor warrants to purchase 70,000 shares of common stock at a price of $3 per share for a period of 24 months.

4.	On March 11, 2019, the Company signed an agreement with a new investor, accordingly, the Company issued 66,667 shares of common stock with a par value of $0.0001 each, for a total consideration of $100.

Also as part of the agreement the investor may, in its sole determination, from the closing date until the 24-month anniversary of the closing date, elect to purchase in one or more purchases, additional shares of common stock of the Company with an aggregate

Subscription amount thereof equal to up to $500, at the price per share of $1.5 (such securities, the “Greenshoe Securities” and such right to receive the Greenshoe Securities).

5.	On March 12, 2019, the Company signed agreement with a new investor, accordingly, the Company is obligated to issue 140,000 shares of common stock with a par value of $0.0001 each, for a total consideration of $252. The Company also granted the investor warrants to purchase 70,000 shares of common stock at a price of $3 per share for a period of 24 months.

d.	Restricted Share Units and Share option plans:

On April 1, 2019, the Company’s board of directors adopted the Seedo Corp. 2018 Share Options Plan (the “2018 Plan”). As of September 30, 2019, the Company had reserved 3,019,330 shares of common stock under the 2018 Plan, for issuance to the Company’s and its affiliates’ respective employees, directors, officers, consultants and contractors.

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

SEEDO CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
U.S. dollars in thousands, except share and per share data

NOTE 8:-	SHAREHOLDERS’ DEFICIENCY (Cont.)

d.	Restricted Share Units and Share option plans (Cont.):

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

SEEDO CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
U.S. dollars in thousands, except share and per share data

NOTE 8:-	SHAREHOLDERS’ DEFICIENCY (Cont.)

d.	Restricted Share Units and Share option plans (Cont.):

A summary of employee share options activity during the nine months ended September 30, 2019 is as follows:

Nine months ended September 30, 2019
	Number	Average exercise price	Average remaining contractual life (in years)	Aggregate intrinsic value (in thousands
Options outstanding at the beginning of the period	-	$-	-	$-
Options granted	1,635,880	1	-	-
Options exercised	-	-	-	-
Forfeited	(30,000)	-	-	-

Options outstanding at the end of the period	1,605,880	$1	6.4	161

Options exercisable at the end of the period	-	$-	-	$-

A summary of RSUs activity during the nine months ended September 30, 2019 is as follows:

	Nine Months ended September 30, 2019

	Number of shares underlying outstanding RSUs	Weighted average grant date fair value
Unvested RSUs at the beginning of the period	-	-
RSUs granted	150,000	4.01
RSUs vested	(75,000)	4.01
	75,000	4.01

SEEDO CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
U.S. dollars in thousands, except share and per share data

NOTE 8:-	SHAREHOLDERS’ DEFICIENCY (Cont.)

e.	Share-based awards to non-employee:

The Company granted 360,000 options and 873,450 RSU’s units during the nine months ended September 30, 2019 to a non-employee consultant and directors.

f.	Share-based compensation expense for employees and non-employees:

The Company recognized non-cash share-based compensation expense for both employees and non-employees for the nine months period ended September 30, 2019 in the condensed consolidated statements of operations as follows:

Nine Months Ended September 30, 2019

Cost of revenues	$34
Research and development, net	303
Sales and marketing	18
General and administrative	1,534
Total	1,889

SEEDO CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
U.S. dollars in thousands

NOTE 9:-	FINANCIAL EXPENSES

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018

Bank commissions	$16	$11	$43	$23
Financial expenses related to revaluation of investment in warrants	-	10	1	10
Financial expenses related to loans	60	213	2,424	227
Foreign currency transactions and other	24	1	111	(9)

	$100	$235	$2,579	$251

NOTE 10:-	SUBSEQUENT EVENTS

a.	On October 15, 2019, the Company received a convertible loan from a third party (the “Lender”). The loan has two years term, in the principal amount of $1,100 that bears an annual 10% interest rate. Prior to the maturity date of the convertible loan, the Company, at its option, has the right to redeem, in cash, in part or in whole, the amounts outstanding provided that as of the date of the redemption notice (i) the volume-weighted average price of the Company’s ordinary shares is less than $1.25 and (ii) there is no equity condition failures as defined therein. In the event that the Company wishes to redeem any amount under the convertible loan, the Company shall pay an amount equal to the principal amount being redeemed plus a redemption premium equal to 20% of the outstanding amount being redeemed in addition to outstanding and accrued interest.

The Lender shall be entitled to convert the principal loan and the outstanding interest (the “Conversion Amount”) into such number of ordinary shares determined by dividing (x) such Conversion Amount by (y) the fixed conversion price of $1.25 or (z) 80% of the lowest the volume-weighted average price of the Company’s ordinary shares during the 10 trading days immediately preceding the conversion date.

b.	On October 14, 2019, the “Company entered into a binding Memorandum of Understanding (the “MOU”) with Spanky’s Clothing Inc. (“Spanky’s Clothing”), a company affiliated with Mr. Calvin Cordozar Broadus Jr., professionally known as “Snoop Dogg” (“Snoop Dogg”), with respect to services that Snoop Dogg will provide to the Company as its brand ambassador. Pursuant to the MOU, Snoop Dogg will, among other things, promote the Company’s products on his various social media channels, host a Company sponsored VIP event and provide other brand ambassador services. In return, the Company will pay to Snoop Dogg and/or his affiliates aggregate cash payments of $1,000 over the term of the MOU. The Company will also pay expenses related to the Company sponsored VIP event and the marketing and personal services provided by Snoop Dogg and a marketing budget for the Company’s product. In addition, the Company will issue to Snoop Dogg and/or his affiliates convertible debentures (the “Debentures”) with an aggregate original principal amount of $1,400. Half of the Debentures were issued upon signing of the MOU (of which a portion of the principal amount was issued under the name of Stampede Management, the facilitator of the transactions contemplated under the MoU), and the remainder shall be issued on or before the date that is six (6) months following the signing of the MOU.

The Debentures are unsecured, have a maturity date six months from the month following the signing of the respective Debenture, bear no interest and may be converted, at the election of the holder, into common stock par value $0.0001 each of the Company at a conversion price of the lesser of (x) $1.40 per share, or (y) the closing bid price of the Company’s common stock on the trading day immediately preceding the date of the applicable notice of conversion. The Debentures contain anti-dilution protection during the period which the Debentures are outstanding, for decrease in share price and additional issuances, to maintain the aggregate percentage of equity holdings of the holders of all Debentures at 4.99%.

c.	On November 11, 2019, Eroll received a loan from a a related party in the principal amount of approximately $286 (NIS 1,000) The principal amount shall bear no interest.

Eroll shall repay the loan amount in full at the lapse of 90 days from the loan date.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH OUR AUDITED FINANCIAL STATEMENTS AND THE RELATED NOTES THAT APPEAR ELSEWHERE IN THIS QUARTERLY REPORT ON FORM 10-Q AND THE FINANCIAL STATEMENTS AND RELATED NOTES THERETO FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2018 AND THE RELATED MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, BOTH OF WHICH ARE CONTAINED IN OUR ANNUAL REPORT ON FORM 10-K FILED WITH THE SECURITIES AND EXCHANGE COMMISSION (THE “SEC”), ON JANUARY 15, 2019. PAST OPERATING RESULTS ARE NOT NECESSARILY INDICATIVE OF RESULTS THAT MAY OCCUR IN FUTURE PERIODS. THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT REFLECT OUR PLANS, ESTIMATES AND BELIEFS. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE THOSE DISCUSSED BELOW AND ELSEWHERE IN THIS QUARTERLY REPORT.

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

When used in this quarterly report, the terms “Seedo,” “the Company,” “we,” “our,” and “us” refer to SEEDO CORP., a Delaware corporation, unless otherwise indicated or as otherwise required by the context.

Company Overview

We are a global technology company focusing on producing cutting edge technology for the Agro-tech markets for home, industrial, commercial and medical use. We produce automated plant growing devices managed and controlled by an artificial intelligent algorithm, allowing customers to grow their own herbs and vegetables effortlessly from seed to harvest, while providing optimal conditions to assure premium quality produce year-round. Seedo delivers the future of automated plant growing technologies today. Our technology affords for pesticide free, soil free optimal growing in a self-regulating climate - allowing anyone to grow simply, from seed to harvest.

Sales, Marketing and the SEEDO “Community”

We are continuing our organic marketing efforts and have approximately:

●	87,000 followers on Facebook
●	63,000 followers on Instagram
●	More than 50 million views on Facebook
●	1.3 million views on YouTube

As of September 30, 2019, we have delivered 462 home cultivator units which amounts to approximately 17% of our pre-orders. We believe that following the delivery of the pre-order units combined with a marketing campaign and our community strength, we will be able to sell and deliver thousands of our “Home Cultivator” devices world-wide.   At the moment, we have delivered to customers in Europe and North America, which are our target markets, though our devices are also being sold in Latin America, Asia, Australia, the Middle East and Africa.

In addition, we recently entered into an agreement with a company affiliated with Mr. Calvin Cordozar Broadus Jr., professionally known as “Snoop Dogg” (“Snoop Dogg”), with respect to services that Snoop Dogg will provide to the Company as its brand ambassador. In this role, Snoop Dogg will represent the Company on a variety of platforms and work closely with the Company to achieve maximum brand awareness and sales growth.

We also recently signed an agreement with a leading online cannabis retailer, Namaste Technologies, for marketing and distribution across Europe and Canada.

Our Opportunity

Since September 14, 2018, our main business has been operated by our wholly owned subsidiary Eroll Grow Tech Ltd. (“Eroll”). We deliver devices that we believe represent the future of automated plant growing technologies, for home, commercial, and medical use.

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

Farm Establishments and Commercial Containers

During our 2019 second fiscal quarter, which ended on March 31, 2019, we launched our commercial container product and entered into two agreements for industrial projects in Israel, on Kibbutz Dan and Moshav Brosh for government licensed pharmaceutical-grade medical cannabis. We believe that entering into such agreements served as a verification of our technology and expertise to the Agro-tech commercial world. Our implemented technology now provides industrial farmers full control and automation of all plant feeding and environmental parameters, better unified standardized yields suitable for the medical pharmaceutical industry in a hermetically sealed system, including full isolation, and with no need for any pesticides. This affords dramatic space savings as well as water consumption and human resources reductions. We are targeting this product for any herb and/or vegetable growth including, but not limited to, medical grade cannabis.

We currently expect two main types of reoccurring business within our commercial container activities:

1)	containers specifically designs for vegetables and herb cultivation; and
2)	containers specifically designs for medical cannabis cultivation.

For each such type of business, we are targeting to enter into two types of agreements:

1)	Entering into partnerships whereby we will aim to become partners with new farms and manage their establishment and operations.
2)	Supplying commercial containers to farms, research institutions, etc.

Immediate Strategy

Over the upcoming twelve months we plan to:

●	Continuing the Delivery, the pre orders of the home cultivator;
●	Increase sales and marketing efforts;
●	Increase home cultivator manufacturing quantities;
●	Progress the commercial container product development efforts;
●	Sign new agreements with farms for establishment and operates its activities;
●	Sell containers;
●	Start to establish the Kibbutz Dan government licensed pharmaceutical-grade medical cannabis farm; and
●	Prepare the Company for future expected growth.

As our Company expansion has increased, we have set up regional logistics centers, including in Los Angeles, California, and Rotterdam, Netherlands. These centers provide distribution services from receipt of orders for our product containers including quality inspection and delivery to final end customers. Additionally, we have a live call center and customer support center.

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

Research and Development Costs

Research and development (“R&D”) costs are charged to the consolidated statement of operations as incurred. ASC 985-20, “Costs of Software to Be Sold, Leased, or Marketed,” requires capitalization of certain software development costs subsequent to the establishment of technological feasibility.

Based on our product development process, technological feasibility is established upon the completion of a working model.

We do not incur material costs between the completion of a working model and the point at which the products are ready for general release. Therefore, R&D costs are charged to the consolidated statement of operations as incurred. We did not capitalize expenses during the three months ended September 30, 2019.

Stockholders’ Equity (Deficit)

Authorized Shares

The Company is authorized to issue up to 500,000,000 shares of common stock, par value $0.0001 par value. Each outstanding share of common stock entitles the holder to one vote per share on all matters submitted to a stockholder vote. All shares of common stock are non-assessable and non-cumulative, with no pre-emptive rights.

Commitments and Contingencies

On October 2017, Eroll entered into lease agreements for its office premises which lease will end on June 30, 2024.

On September 2017, Eroll entered into a vehicle operating lease agreement for a period of 32 months.

Subsequent Events

a. On October 15, 2019, the Company received a convertible loan from a third party (the “Lender”). The Loan has two years term, in the principal amount of $1,100 that bears an annual 10% interest rate. Prior to the maturity date of the convertible loan, the Company, at its option, has the right to redeem, in cash in part or in whole, the amounts outstanding provided that as of the date of the redemption notice (i) the volume-weighted average price of the Company’s shares of common stock is less than $1.25 and (ii) there is no equity condition failures as defined therein. In the event that the Company wishes to redeem any amount under the convertible loan, the Company shall pay an amount equal to the principal amount being redeemed plus a redemption premium equal to 20% of the outstanding amount being redeemed in addition to outstanding and accrued interest.

The Lender shall be entitled to convert the principal loan and the outstanding interest (the “Conversion Amount”) into shares of common stock, the number of issuable shares upon conversion of any shall be determined by dividing (x) such Conversion Amount by (y) the Fixed Conversion Price of $1.25 or (z) 80% of the lowest the volume-weighted average price of the Company’s shares of common stock during the 10 trading days immediately preceding the conversion date.

b. On November 11, 2019, Eroll received a loan from a related party in the principal amount of approximately $286 (NIS 1,000). The principal amount shall bear no interest.

Eroll shall repay the loan amount in full at the lapse of 90 days from the loan date.

Financing Needs

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

Results of Operations

Nine months ended September 30, 2019, compared to the nine months ended September 30, 2018

Operating Expenses

Revenues for the nine months ended September 30, 2019 were $703 thousand compared to $0 for the same period in 2018. The increase resulted due to initial sales our home devices to customers in Europe and the United States that started during the first nine months of fiscal year 2019. The Company delivered 462 devices to its pre-order customers, with an average selling price of $1.5 thousand.

Cost of sales for the nine months ended September 30, 2019 were $1,142 thousand compared to $0 for the same period in 2018. The increase mainly consists of direct costs   in the amount of $561 thousand, sub-contractors costs related to customer service and customer support in the amount of $342 thousand, share based compensation expenses in the amount of $34 thousand, allowance for warranty cost in the amount of $35 thousand, an increase of $137 thousand in shipment and warehouse costs and an increase of $33 thousand in miscellaneous costs.

R&D expenses for the nine months ended September 30, 2019 were $3,160 thousand compared to $1,633 thousand for the same period in 2018. This increase was primarily due to increased R&D efforts for progressing the Home Cultivator from a prototype version into mass production, and from developing our commercial scale containers, which resulted in increased salary and related costs of $101 thousand, increased R&D material costs of $563 thousand, increased depreciation expenses related to R&D of $100 thousand and increased share based compensation expenses of $302 thousand increase of $432 thousand in expense to subcontractors, an increase of $29 thousand in miscellaneous costs.

Total marketing expenses for the nine months ended September 30, 2019, were $715 thousand compared to $704 thousand for the same period in 2018. This was primarily due to an increase of $17 in share based compensation expenses.

Total general and administrative (“G&A”) expenses for the nine months ended September 30, 2019, were $3,422 thousand compared to $1,841 thousand, for the same period in 2018. This was primarily due to increases of $409 thousand in expenses for salary and related costs, increase of $63 thousand in travel expenses, increase of $1,534 thousand in shared based compensation expenses, increase of $50 thousand in insurance expenses and of $46 in miscellaneous G&A expenses. The increase was offset with a decrease of $521 thousand in expenses for external advisors and professional services due to the Reversed merger took place on September 14, 2018.

Total financial expenses for the nine months ended September 30, 2019, were $2,579 thousands, compared to $251 thousand for the same period in 2018. The increase of $2,328 thousand was primarily due to an increase of $2,424 in expenses of convertible loans in accordance with ASC 470-20, “Debt” with Conversion and Other Options with a Beneficial Conversion Feature.

Liquidity and Capital Resources

Overview

Since inception on January 16, 2015, the Company has a cumulative deficit of $18,837 thousand and a working capital deficit of $4,301thousand as of September 30, 2019. Our future growth is dependent upon achieving further purchase orders and execution, management of operating expenses and ability of the Company to obtain the necessary financing to fund future obligations, and upon profitable operations.

Historically, we have financed our cash flow and operations from the initial contribution of our majority shareholder and by raising equity and convertible loans. Since incorporation and as of September 30, 2019, the Company has raised approximately $13.1 millions, and raised $6.6 millions during the nine months ended September 30, 2019.

As of September 30, 2019, our cash balance was $94 thousand. We believe we will require a minimum of $7,000 thousand in working capital over the next 12 months to grow the Company as currently planned, which is inclusive of cost of sales, covering our operation costs and maintaining our regulatory reporting and filings. Should our revenues not increase as expected, or if our costs and expenses prove to be greater than we currently anticipate, or should we change our current business plan in a manner that will increase or accelerate our anticipated costs and expenses; we may need funds in excess of the amounts currently contemplated, we depend on loans and equity raises and there is no assurance that we may be able to obtain such funding in the near future.

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

Off Balance Sheet Arrangements

As of September 30, 2019, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

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

In accordance with Topic 606, revenue is recognized when obligations under the terms of a contract with our customer are satisfied; generally, this occurs with the transfer of control of our products. Revenue is measured as the amount of consideration to which we expect to be entitled in exchange for transferring products or providing services. To achieve this core principle, the Company applies the following five steps:

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

The Company’s unfilled performance obligations as of September 30, 2019 is $2.4 million.

The Company recognized revenues of $703 for the nine months ended September 30, 2019, as part of advances recognized in prior periods.

Warranties are classified as assurance type. A warranty is considered an assurance type warranty if it provides the consumer with assurance that the product will function as intended for a limited period of time. As of September 30, 2019, the Company recorded a provision for warranty in a total amount of $35.

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

The fair value of Restricted Stock Units (“RSUs”) granted is determined based on the price of the Company’s shares of common stock on the date of grant.

The fair value for options granted in April 2019, is estimated at the date of grant using a Black-Scholes-Merton option pricing model with the following assumptions:

September 30, 2019

Expected volatility	131.93%
Risk-free rate	2.29%
Expected term (in years)	4.66-4.75
Share price	$4.01

The Company accounts for options granted to consultants and other service providers under ASC No. 718 and ASC No. 505, “Equity-based payments to non-employees.” The fair value of these options was estimated using a Black-Scholes-Merton option-pricing model.

In the nine months ended September 30, 2019, the non-cash compensation expenses related to nonemployees were $766 thousand.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act of 1934, as amended (the “Exchange Act”) and are not required to provide the information required under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of our Quarterly Report on Form 10-Q, an evaluation was carried out by management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of September 30, 2019. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

During evaluation of disclosure controls and procedures as of September 30, 2019 conducted as part of our preparation of the quarterly unaudited condensed financial statements, management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures and concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

As of the end of the period covered by this report, there have been no changes in internal control over financial reporting other than the establishment of the Audit Committee (as defined in Rule 13a-15(f) of the Exchange Act) during the three months ended September 30, 2019, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 5. Other Information.

On November 11, 2019, Mr. Jendayi Frazer, one of the Company’s directors, provided the Company notice of his immediate resignation. Mr. Frazer’s departure was not a result of any disagreement with the Company.

Item 6. Exhibits

Exhibit Number	Description
10.1	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 2, 2019).
31.1*	Rule 13a-14(a) Certification of the Chief Executive Officer
31.2*	Rule 13a-14(a) Certification of the Chief Financial Officer
32.1**	Section 1350 Certification of Chief Executive Officer
32.2**	Section 1350 Certification of Chief Financial Officer
101.1*	The following materials from Seedo Corp.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith.
*	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Dated: November 14, 2019	By:	/s/ Zohar Levy
Zohar Levy Director, Chief Executive Officer
SEEDO CORP.