Form 10-K
period 2020-12-31
SEEDO CORP.
filed 2021-03-17
CIK 1661600

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

333-208814

Commission file number

SEEDO CORP.

(Exact name of registrant as specified in its charter)

Delaware	47-2847446
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

#3 Bethesda Metro Center, #700 Bethesda, Md 20814	06880
(Address of principal executive offices)	(Zip Code)

(800) 608-6432

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

Yes ☐   No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding December 31, 2020
Common Stock, $0.001 par value per share	31,665,566 shares

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

i

EXPLANATORY NOTE

Seedo, Corp. is filing this comprehensive annual report on Form 10-K for the three months ended December 31, 2018, the fiscal year ended December 31, 2019, the fiscal year ended December 31, 2020 and the quarterly periods ended March 31, 2020, June 30, 2020 and September 30, 2020 (the “Comprehensive Form 10-K”) as part of its effort to become current in its filing obligations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This Comprehensive Form 10-K is our first periodic filing with the Securities and Exchange Commission (the “SEC”) since the filing of our quarterly report on Form 10-Q for the quarterly period ended September 30, 2019 filed on November 14, 2019. Included in this Comprehensive 10-K are our audited financial statements for the three months ended December 31, 2018, the fiscal year ended December 31, 2019 and the fiscal year ended December 31, 2020, which have not been previously filed with the SEC. In addition, the Comprehensive 10-K also includes unaudited quarterly financial statements for the quarterly periods ended March 31, 2020, June 30, 2020 and September 30, 2020

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Report”) contains “forward-looking statements” within the meaning of the Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “predict,” “project,” “forecast,” “potential,” “continue”, negatives thereof or similar expressions. These forward-looking statements are found at various places throughout this Annual Report and include information concerning: possible or assumed future results of our operations; business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future operations, future cash needs, business plans and future financial results; and any other statements that are not historical facts.

From time to time, forward-looking statements also are included in our other periodic reports on Forms 10-Q and 8-K, in our press releases, in our presentations, on our website and in other materials released to the public. Any or all the forward-looking statements included in this Annual Report and in any other reports or public statements made by us are not guarantees of future performance and may turn out to be inaccurate. These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. Considering these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report. All subsequent written and oral forward-looking statements concerning other matters addressed in this Annual Report and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Annual Report.

Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

For discussion of factors that we believe could cause our actual results to differ materially from expected and historical results see “Item 1A - Risk Factors” below.

PART I

Item 1. Business.

SEEDO CORP. (f/k/a GRCR Partners Inc.) (the “Company”, “Our” or “We”) was formed on January 16, 2015 under the laws of the State of Delaware. Prior to September 14th, 2018, we were solely a provider of risk management and asset protection (“RAP”) services for businesses, individuals and families. On September 14th, 2018, (“the Company”) executed an Acquisition and Share Exchange Agreement with Eroll Grow Tech Ltd. (“Eroll”), an Israeli Corporation that was formed on May 18th, 2015 under the laws of the state of Israel. On September 17, 2018, the Board of Directors adopted an Amendment to its Articles, changing the name of the Corporation to SEEDO CORP. The State of Delaware effectuated said change on September 21, 2018; and on November 5, 2018, FINRA granted effectiveness for said change and the new ticker Symbol ”SEDO”. Post-Acquisition, SEEDO CORP changed its main business focus to Eroll’s business activities while continuing with some RAP activities.

Eroll was focused on producing automated plant growing devices managed and controlled by an artificial intelligent algorithm, allowing consumers to grow their own herbs and vegetables from seed to plant, while providing optimal conditions to assure premium quality produce year-round.

During the third quarter of 2019, Eroll was experiencing financial and operational difficulties and on December 10, 2019, Mr. Zohar Levy, the Company’s CEO at the time, on behalf of Eroll filed a petition (the “Petition”) for a debt settlement in the Nazareth District Court (the “Court”), in accordance with Section 321 of Chapter A of Part G of the Israeli Insolvency and Economic Rehabilitation Law, seeking a debt settlement and a suspension of proceedings in order to protect Eroll’s creditors from economic damages and other future damages and to allow the Eroll to maintain its business while seeking a proposal of an acquisition of the Eroll and/or its activities and assets.

In the petition, Eroll requested that the Court authorize its entering into a loan agreement with a potential buyer, as a temporary solution until a definitive agreement is signed, and to issue an order calling for a creditors’ meeting within 10 days and appointment of a trustee, who will negotiate a definitive agreement with the potential buyer.

The Company is not included in such proceedings and is not otherwise involved in any bankruptcy proceedings.

On December 11, 2019, Eroll received an offer to acquire Eroll and/or its assets and business from a potential buyer (the “Potential Buyer” and the “Acquisition Offer” respectively). As part of the Acquisition Offer, the Potential Buyer agreed to provide a bridge loan in the amount of $400,000 (the “Bridge Loan”) to be repaid within 20 days, which the Eroll will use for payroll, payment of debt to a certain Chinese manufacturer, and certain other enumerated urgent payments necessary to keep Eroll’s assets active.

To ensure the repayment of the loan within 20 days, if the Acquisition Offer is not approved and the loan is not repaid on time, the Potential Buyer was to receive the rights to all of the products in inventory and productions at the Chinese manufacture and Eroll’s warehouse. Additionally, the Potential Buyer was to receive an irrevocable power of attorney and authorization of Eroll to act directly with the Chinese manufacture.

On December 17, 2019, the Court approved Eroll’s entering into the Acquisition Offer, on condition that the Bridge Loan will be repaid by purchasing all of Eroll’s inventory in China, the United States, Canada and the Netherlands, and subject to the Court’s approval of any transfer of Eroll’s inventory. Additionally, the Court issued an order of suspension and stay of all legal proceedings against Eroll.

On December 19, 2019, the Court appointed a debt settlement manager, who will have the authority to determine if an alternative settlement is appropriate.

Due to the fact that Eroll was not able to secure the Bridge Loan under the conditions determined by the Court, on January 2, 2020, the Settlement Manager filed a request to the Court for entering into an interim funding agreement with the Potential Buyer (the “Interim Funding Agreement”). As part of the Interim Funding Agreement, the Potential Buyer agreed to provide a loan in the amount of $294,000 (the “Loan”), which the Eroll was to use for payroll, and certain other enumerated urgent payments necessary to keep Eroll’s assets active, until a creditors meeting is convened in order to approve a debt settlement based on a final acquisition offer from the Potential Buyer. To ensure the repayment of the Loan, the Potential Buyer was to receive a lien over certain intellectual property of Eroll, future payments to Eroll from PayPal and Eroll’s property.

On January 5, 2020, the Court approved the Settlement Managers’ request to enter into the Interim Funding Agreement.

Additionally, on January 8, 2020, the Court issued an order of stay of all legal proceedings against Eroll, and an order prohibiting any disposition of the Eroll’s property. Any transfer of any of Eroll’s property and rights, including patents, shall be done subject to the Courts approval. In addition, the Court ordered that Eroll will continue its activities temporarily, and appointed the Settlement Manager as Eroll’s trustee, who will, among others, convene a creditor’s meeting to approve a debt settlement based on a final acquisition offer from the Potential Buyer, to be convened no later than January 19, 2020.

On March 25, 2020, the Nazareth District Court of the State of Israel (the “Court”) approved the purchase of all of Eroll Grow Tech Ltd.’s (“Eroll”) assets by a non-related third-party entity named Seedo Agriculture Ltd. Therefore, from the closing of such purchase, the Company no longer has any legal ties nor privity with Eroll. The Company is focusing on its in-house research and development of agriculture technology products, among others, in the fields of exotic plants and mushrooms.

On July 19, 2020, the Company formed a new wholly-owned subsidiary in Israel, Hachevra Legiduley Pkaot Beisrael Ltd. (the “New Subsidiary”), to develop a fully automated and remotely managed system for growing saffron and other vegetables. On November 5, 2020, the New Subsidiary changed its name to Saffron-Tech Ltd. (or “Saffron”).

The Company, through Saffron, plans to roll out its proof of concept in the coming months. This technology will provide turnkey automated growing containers for high-quality, high-yield saffron all year round. The Company is in advanced stages of developing and testing a fully automated and remotely managed system for growing high-quality, high-yield saffron anywhere and anytime.

The Company’s technology offers a controlled environment based on the Company’s deep knowledge in plant biology. The technology provides optimal conditions for each stage of the plant’s development to reach optimal product quality.

The Company’s proof of concept utilizes the “Grow Next to Consumer” policy and is therefore sustainable and fit the COVID-19 restrictions on transport. It is also environmentally friendly, using economic levels of water, space, fertilizer, and energy. Accounting to the Company’s calculations, we believe that the controlled indoor growing area will produce ten times more yield compared to the same land area using traditional methods. The sealed environment eliminates the need for harmful pesticides and herbicides, producing a clean and safe product that is easy to control from anywhere. The Company’s solution is easily scalable and pre-designed to quickly grow operations.

Saffron is used in many industries, such as the food industry, particularly by famous chefs and Michelin starred restaurants, the natural cosmetics industry and the natural medicine industry and as a dye in the textile industry. Medicinal claims as an anti-depressant, antioxidant, and antiseptic are constantly increasing.

The global saffron market size was valued at $1 Billion in 2019 and is anticipated to attain a revenue based CAGR of 7.3% from 2020 to 2027. The market is expected to grow over the next few years on account of demand from the pharmaceutical sector, particularly in countries with rapid population expansion.

Since the incorporation Saffron Tech, Saffron Tech has hired one employee and several consultants to commence the roll out of our proof of concept. Saffron Tech has signed several agreements with Israeli companies, including Growin Ltd (“Growin”) and the Israeli Ministry of Agricultures research organization – The Volcani Center (“Volcani”). Growin is an owner of proprietary systems for indoor agriculture and Saffron Tech has acquired the exclusive right to market, sell and commercialize our product based on the Growin’s hydroponic machines. Volcani will assist Saffron Tech in writing the protocols required to grow saffron in a controlled and automated way, including the use of robotics and AI.

On August 7 and 11, 2020, the Company executed Securities Purchase Agreement of convertible debentures (“Convertible Debentures”), and ancillary agreements with YAII PN, Ltd., and Mr. Shmuel Yannay (collectively, the “Investors”) in the aggregate amount of $300,000 (the “Agreements”). Per the terms of the Agreements, the Convertible Debentures have a maturity date of August 7, 2022 (“Maturity Date”) and accrue annual interest at a rate of 10%.

The Convertible Debentures are convertible by the Investors into common stock of the Company, at their discretion, at the lower of a fixed price of $0.102 (the “Fixed Conversion Price”) or 80% of the lowest volume weighted average price (“VWAP”) of the Company’s common stock during the 10 trading days immediately preceding the conversion date (the “Market Conversion Price”).

Prior to the Maturity Date of the Convertible Debentures, provided that the VWAP of the Company’s common stock is below the Fixed Conversion Price and there is no Equity Conditions Failures as defined in the Agreements, the Company at its option, has the right to redeem in cash in part or in whole, the amounts outstanding under the Convertible Debentures plus a redemption premium equal to 10% of the amount being redeemed plus outstanding and accrued interest.

Pursuant to the Agreements we also issued to the Investors warrants to purchase 750,000 Shares’s common stock at an exercise price of $0.20 for a period of 5 years.

Pursuant to the Agreements, we shall use the net proceeds for immediate cash infusion for ordinary working capital purposes. The Agreement does not contain any right of first refusal, participation rights or penalties. YAII PN Ltd. has agreed that neither it nor any of its affiliates shall engage in any short-selling or hedging of our Common Stock during any time.

During November 2020 through to February 2021, the Company continued to raise funds to support its operations and received $855,000 from third party investors and issued convertible promissory notes in respect thereof (“Promissory Notes”). The Promissory Notes bear no interest, are convertible into Shares based on a fixed conversion price of $0.10 per share and mature between 12 and 24 months from the issuance date. Pursuant to Promissory Notes one of the investors received warrants to purchase 660,000 Shares’s common stock at an exercise price of $0.15 for a period of 1 year.

On December 24, 2020, Saffron Tech, announced its intention to raise up to 5 million New Israeli Shekels (“NIS”) (approximately $1.6 million) at a pre-money valuation of NIS 20 million (approximately $6.225 million) through the Israeli crowd funding platform – Pipelbiz “Crowd Funding Round”). Assuming the maximum amount is raised, the Company will own approximately 80% of the Saffron Tech. The Crowd Funding Round was closed on February 16, 2021 having raised the full amount

Item 1A. Risk Factors.

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

None.

Item 3. Legal Proceedings

There are no legal proceedings involving the Company.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

We have one class of securities, Common Voting Equity Shares (“Common Stock”). The holders of our common stock have equal ratable rights to dividends from funds legally available if and when declared by our Board of Directors and are entitled to share pro-rata in all of our available assets for distribution to holders of common stock upon liquidation, dissolution or winding up of our affairs.

Our common stock is quoted on the NASDAQ OTC Bulletin Board (“OTCBB”) under the symbol “SEDO”. As of December 31, 2020, the Company’s common stock was held by 67 shareholders of record, which does not include shares that are held in street or nominee name.

The closing share prices presented below represent prices between broker-dealers and do not include retail mark-ups and mark-downs or any commission to the dealer.

QUARTER ENDED	HIGH	LOW
December 31, 2020	$0.29	$0.04
September 30, 2020	$0.10	$0.05
June 30, 2020	$0.10	$0.02
March 31, 2020	$0.12	$0.02
December 31, 2019	$1.37	$0.08
September 30, 2019	$2.25	$0.97
June 30, 2019	$3.87	$2.00
March 31, 2019	$4.35	$1.75
December 31, 2018	$4.65	$0.55
September 30, 2018	$0.05	$0.05
June 30, 2018	$0.05	$0.05
March 31, 2018	$0.05	$0.05

Shareholders

Our shares of common stock are issued in registered form. The registrar and transfer agent for our shares of common stock is Worldwide Stock Transfer LLC; 1 University Plaza, Suite 505, Hackensack, NJ 07601

On December 31, 2020, the shareholders’ list of our shares of common stock showed 67 registered holders of our shares of common stock and 31,665,566 shares of common stock outstanding. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of shares of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

On December 31, 2019, the shareholders’ list of our shares of common stock showed 56 registered holders of our shares of common stock and 20,535,354 shares of common stock outstanding. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of shares of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

On December 31, 2018, the shareholders’ list of our shares of common stock showed 56 registered holders of our shares of common stock and 16,198,578 shares of common stock outstanding. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of shares of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

Unregistered Sales of Equity Securities.

During the last quarter of 2020, three directors exercised 675,000 Restricted Share Units (“RSU’s”) and the Company issued 675,000 shares. During the first quarter of 2021, two former employees exercised 130,250 RSU’s and two directors exercised 250,000 RSU’s and the Company issues 270,250 shares.

Penny Stock Regulation

Our shares must comply with the Penny Stock Reform Act of 1990, which may potentially decrease our shareholders’ ability to easily transfer their shares. Broker-dealer practices in connection with transactions in “penny stocks” are regulated. Penny stocks generally are equity securities with a price of less than $5.00. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, the penny stock rules generally require that prior to a transaction in a penny stock, the broker-dealer make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that must comply with the penny stock rules. Since our shares must comply with such penny stock rules, our shareholders will in all likelihood find it more difficult to sell their securities.

Item 6. Selected Financial Data

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

This discussion summarizes the significant factors affecting the consolidated financial statements, financial condition, liquidity, and cash flows of Seedo, Corp, for the fiscal year ended December 31, 2020 and 2019 and the interim periods included herein. The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes included elsewhere in this Form 10-K.

Executive Overview

SEEDO CORP. (f/k/a GRCR Partners Inc.) (the “Company”, “Our” or “We”) was formed on January 16, 2015 under the laws of the State of Delaware. Prior to September 14, 2018, we were solely a provider of risk management and asset protection (“RAP”) services for businesses, individuals and families. On September 14th, 2018, (“the Company”) executed an Acquisition and Share Exchange Agreement with Eroll Grow Tech Ltd. (“Eroll”), an Israeli Corporation that was formed on May 18, 2015 under the laws of the state of Israel. On September 17, 2018, the Board of Directors adopted an Amendment to its Articles, changing the name of the Corporation to SEEDO CORP. The State of Delaware effectuated said change on September 21, 2018; and on November 5, 2018, FINRA granted effectiveness for said change and the new ticker Symbol ”SEDO”. Post-Acquisition, SEEDO CORP changed its main business focus to Eroll’s business activities while continuing with some RAP activities.

Eroll was focused on producing automated plant growing devices managed and controlled by an artificial intelligent algorithm, allowing consumers to grow their own herbs and vegetables from seed to plant, while providing optimal conditions to assure premium quality produce year-round.

During the third quarter of 2019, Eroll was experiencing financial and operational difficulties and on December 10, 2019, Mr. Zohar Levy, the Company’s CEO at the time, on behalf of Eroll filed a petition (the “Petition”) for a debt settlement in the Nazareth District Court (the “Court”), in accordance with Section 321 of Chapter A of Part G of the Israeli Insolvency and Economic Rehabilitation Law, seeking a debt settlement and a suspension of proceedings in order to protect Eroll’s creditors from economic damages and other future damages and to allow the Eroll to maintain its business while seeking a proposal of an acquisition of the Eroll and/or its activities and assets.

On March 25, 2020, the Nazareth District Court of the State of Israel (the “Court”) approved the purchase of all of Eroll Grow Tech Ltd.’s (“Eroll”) assets by a non-related third party entity named Seedo Agriculture Ltd. Therefore, from the closing of such purchase, the Company no longer has any legal ties nor privity with Eroll. The Company is focusing on its in-house research and development of agriculture technology products, among others, in the fields of exotic plants and mushrooms.

On July 19, 2020, the Company formed a new wholly-owned subsidiary in Israel, Hachevra Legiduley Pkaot Beisrael Ltd. (the “New Subco”), to develop a fully automated and remotely managed system for growing saffron and other vegetables. On November 5, 2020, the New Subco changed its name to Saffron-Tech Ltd (or “Saffron”).

The Company, through Saffron, plans to roll out its proof of concept in the coming months. This technology will provide turnkey automated growing containers for high-quality, high-yield saffron all year round. The Company is in advanced stages of developing and testing a fully automated and remotely managed system for growing high-quality, high-yield saffron anywhere and anytime.

The Company’s technology offers a controlled environment based on the Company’s deep knowledge in plant biology. The technology provides optimal conditions for each stage of the plant’s development to reach optimal product quality.

Our Business Operations during 2020

On July 19, 2020, the Company formed a new wholly-owned subsidiary in Israel, Hachevra Legiduley Pkaot Beisrael Ltd. (the “New Subsidiary”), to develop a fully automated and remotely managed system for growing saffron and other vegetables. On November 5, 2020, the New Subsidiary changed its name to Saffron-Tech Ltd. (or “Saffron Tech”).

The Company, through Saffron Tech, plans to roll out its proof of concept in the coming months. This technology will provide turnkey automated growing containers for high-quality, high-yield saffron all year round. The Company is in advanced stages of developing and testing a fully automated and remotely managed system for growing high-quality, high-yield saffron anywhere and anytime.

The Company’s technology offers a controlled environment based on the Company’s deep knowledge in plant biology. The technology provides optimal conditions for each stage of the plant’s development to reach optimal product quality.

The Company’s proof of concept utilizes the “Grow Next to Consumer” policy and is therefore sustainable and fit the COVID-19 restrictions on transport. It is also environmentally friendly, using economic levels of water, space, fertilizer, and energy. Accounting to the Company’s calculations, we believe that the controlled indoor growing area will produce ten times more yield compared to the same land area using traditional methods. The sealed environment eliminates the need for harmful pesticides and herbicides, producing a clean and safe product that is easy to control from anywhere. The Company’s solution is easily scalable and pre-designed to quickly grow operations.

Saffron is used in many industries, such as the food industry, particularly by famous chefs and Michelin starred restaurants, the natural cosmetics industry and the natural medicine industry and as a dye in the textile industry. Medicinal claims as an anti-depressant, antioxidant, and antiseptic are constantly increasing.

The global saffron market size was valued at USD 1 Billion in 2019 and is anticipated to attain a revenue based CAGR of 7.3% from 2020 to 2027. The market is expected to grow over the next few years on account of demand from the pharmaceutical sector, particularly in countries with rapid population expansion.

Since the incorporation Saffron Tech, Saffron Tech has hired one employee and several consultants to commence the roll out of our proof of concept. Saffron Tech has signed several agreements with Israeli companies, including Growin Ltd (“Growin”) and the Israeli Ministry of Agricultures research organization – The Volcani Center (“Volcani”). Growin is an owner of proprietary systems for indoor agriculture and Saffron Tech has acquired the exclusive right to market, sell and commercialize our product based on the Growin’s hydroponic machines. Volcani will assist Saffron Tech in writing the protocols required to grow saffron in a controlled and automated way, including the use of robotics and AI.

Our Business Operations during 2018 and 2019

We were a global Technology Company focusing on producing cutting edge technology for the agriculture markets for home, Commercial and medical use. We produced automated plant growing devices managed and controlled by an artificial intelligent algorithm, allowing consumers to grow their own herbs and vegetables effortlessly from seed to plant, while providing optimal conditions to assure premium quality produce year-round. As discussed above, Errol was placed into liquidation in December 2019 and the assets were sold in March 2020.

Results of Operations during the year ended December 31, 2020 as compared to the year ended December 31, 2019

Operating Expenses

Research and Development Expenses for the year ended December 31, 2020 amounted to $107 thousand as compared to $nil for the year ended December 31, 2019. During 2020, the Saffron Tech began its research and development expenses in Israel.

General and Administrative expenses for the year ended December 31, 2020 amounted to $466 thousand as compared to $273 thousand for the year ended December 31, 2019.

Financing expenses for the year ended December 31, 2020 amounted to $1,377 thousand as compared to $3,004 thousand for the year ended December 31, 2019. Financing expenses include interest on loans and convertibles loans, amortization of BCF and adjustments to the fair value of certain convertible loans.

Gain on liquation of subsidiary for the year ended December 31, 2020 amount to $9,593 thousand as compared to nil for the year ended December 31, 2019. The increase related to Eroll being liquidated by the Israeli court thereby removing the liability form the Company’s balance sheet.

Liquidity and Capital Resources

Overview

Since inception on January 16, 2015, the Company had a cumulative deficit as of December 31, 2020 of $17,704 thousand and we have a working capital deficit of $2,013 thousand as of December 31, 2020. Our future growth is dependent upon achieving further purchase orders and execution, management of operating expenses and ability of the Company to obtain the necessary financing to fund future obligations, and upon profitable operations.

Historically, we have financed our cash flow and operations from the initial contribution of our majority shareholder and by raising equity, convertible loans and warrants.

As of December 31, 2020, our cash balance was $411 thousand.

During November and December 2020 and January 2021, the Company continued to raise funds to support its operations and received $855 thousand from third party investors and issued convertible promissory notes in respect thereof (“Promissory Notes”). The Promissory Notes bear no interest, are convertible into Shares based on a fixed conversion price of $0.10 per share and mature between 12 and 24 months from the issuance date. On December 24, 2020, Saffron Tech, announced its intention to raise up to 5 million New Israeli Shekels (“NIS”) (approximately $1.6 million) at a pre-money valuation of NIS 20 million (approximately $6.225 million) through the Israeli crowd funding platform – Pipelbiz “Crowd Funding Round”). The Crowd Funding Round was closed on February 16, 2021 having raised the full amount.

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

Year ended December 31, 2020

During the year ended December 31, 2020, the Company’s overall position of cash and cash equivalents increased by $409 thousand. This increase in cash can be attributed to the following:

The Company’s net cash used in operating activities during the year ended December 31, 2020 was $316 thousand as compared to $7,040 for the year ended December 31, 2019. This decrease is mostly due to a significant decrease in the operations of the Company.

Cash provided by financing activities for the year ended December 31, 2020 was $725 thousand as compared to $7,032 thousand for the year ended December 31, 2019. Cash provided in 2020 was from the receipt of convertible loans as compared to the receipt of convertible loans and the issuance of shares in 2019.

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

Our discussion and analysis of the financial condition and results of operations are based upon the Company’s financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We believe that the estimates, assumptions and judgments involved in the accounting policies described below have the greatest potential impact on our financial statements, so we consider these to be our critical accounting policies. Because of the uncertainty inherent in these matters, actual results could differ from the estimates we use in applying the critical accounting policies. Certain of these critical accounting policies are fair value of convertible loans and going concern.

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

AS OF DECEMBER 31, 2020

IN THOUSANDS OF U.S. DOLLARS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of SEEDO CORP.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Seedo Corp. (the “Company”) as of December 31, 2020, 2019 and 2018, and the related consolidated statements of comprehensive income (loss), changes in shareholders’ deficit and cash flows for each of the two years in the period ended December 31, 2020 and for the three months ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020 and for the three months ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

The Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1D to the financial statements, the Company has suffered recurring losses from operations, has a working capital deficiency, and has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management’s evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 1D. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Halperin Ilanit

Certified Public Accountants (Isr.)

Tel Aviv, Israel

March 17, 2021

We have served as the Company’s auditor since 2020

SEEDO CORP.

CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands, except per share data, except share and per share data

		December 31,
	Note	2020	2019	2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents		$411	$2	$10
Other current assets		7	-	2

Total current assets		418	2	12

Total assets		$418	$2	$12

LIABILITIES AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES
Short term loans	3	-	-	411
Accounts payables		$51	$64	$3
Convertible loans	4	1,128	700	829
Fair Value of convertible component in convertible loans	4	610	-	-
Other current liabilities		100	-	22
Liabilities held for sale, net	1b	-	8,893	1,857

Total current liabilities		1,889	9,657	3,122

Fair Value of convertible component in convertible loans	4	502	677	-
Convertible Loans	4	73	323	-

Total long term liabilities		575	1,000	-

SHAREHOLDER’S DEFICIT	5
Ordinary Shares of $ 0.0001 par value:
Authorized: 500,000,000 shares at December 31, 2020, 2019 and 2018; Issued and Outstanding: 31,665,566, 20,535,354 and 16,198,578 shares at December 31, 2020, 2019, and 2018, respectively		3	2	2
Additional Paid in capital		15,409	14,443	5,410
Accumulated deficit		(17,458)	(25,100)	(8,522)

Total shareholders’ deficit		(2,046)	(10,655)	(3,110)

Total liabilities and shareholders’ deficit		$418	$2	$12

The accompanying notes are an integral part of the consolidated financial statements.

SEEDO CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

U.S. dollars in thousands, except per share data, except share and per share data

		Year ended		Three months ended
		December 31,		December 31,
	Note	2020	2019	2018
Operating expenses:

Research and development		$(107)	$-	$-

General and administrative		(456)	(273)	(27)

Operating loss		(563)	(273)	(27)

Gain on liquidation of subsidiary	1b	9,593	-	-

Financial expenses, net	7	(1,388)	(3,004)	(188)

Net Income (Loss) from continued operations		$7,642	$(3,277)	$(215)

Net Loss from discontinued operations	1b	$-	$(13,301)	$(1,493)

Net Income (Loss)		$7,642	$(16,578)	$(1,708)

Basic and diluted net Income (Loss) per share		$0.26	$(0.86)	$(0.11)

Weighted average number of Ordinary shares used in computing basic and diluted loss per share		29,427,448	19,313,831	15,347,238

The accompanying notes are an integral part of the consolidated financial statements.

SEEDO CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

U.S. dollars in thousands, except per share data, except share and per share data

	Ordinary Shares		Additional Paid	Accumulated	Total Shareholders’
	Number	Amount	in capital	deficit	Deficit
Balance as of October 1, 2018	15,000,000	2	3,418	(6,814)	(3.394)

Issuance of ordinary shares	821,740	*	317	-	317
Conversion of convertible loans	349,338	*	307	-	307
Share-based compensation to employees	2,500	*	12	-	12
Share-based compensation to non-employees	25,000	*	25	-	25
Issuance of warrants	-	-	581	-	581
Beneficial conversion feature related to convertible loan	-	-	750	-	750
Net Loss	-	-	-	(1,708)	(1,708)
Balance as of December 31, 2018	16,198,578	$2	$5,410	$(8,522)	$(3,110)

Issuance of Ordinary shares	1,820,575	*	4,404	-	4,404
Conversion of convertible loan	1,988,299	*	2,318	-	2,318
Share Based Compensation to non-employees	94,569	-	134	-	134
Beneficial conversion feature related to convertible loan	-	-	550	-	550
Issuance of warrants	-	-	927	-	927
Exercise of warrants	433,333	-	700	-	700
Net Loss	-	-	-	(16,578)	(16,578)
Balance as of December 31, 2019	20,535,354	$2	$14,443	$(25,100)	$(10,655)

Conversion of convertible loan	10,455,212	1	276	-	277
Share Based Compensation to non-employees			43		43
Beneficial conversion feature related to convertible loan	-	-	425	-	425
Issuance of shares in respect of RSUs	675,000	-	128	-	128
Issuance of warrants	-	-	94	-	94
Net Income	-	-	-	7,642	7,642
Balance as of December 31, 2020	31,665,566	$3	$15,409	$(17,458)	$(2,046)

*)	Represents an amount less than $1.

The accompanying notes are an integral part of the consolidated financial statements.

SEEDO CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands, except per share data

	Year ended December 31,		Three months ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net Loss	$7,642	$(16,578)	$(1,708)
Adjustments to reconcile loss to net cash used in operating activities:
Depreciation and amortization	-	-	40
Share based compensation	171	134	37
Financial expenses related to loans	855	433	161
Change in fair value of convertible loans and warrants	94	1,894	89
Change in fair value of convertible component in convertible loan	435	677	-
Gain on liquidation of subsidiary	(9,593)	-	-

Changes in assets and liabilities:
Change in liabilities held for sale, net	-	6,359
Increase in accounts receivable	(7)	2	(168)
Increase in inventory	-	-	(35)
Decrease in advances from customers	-	-	(45)
Increase (decrease) in trade payables	(13)	61	(189)
Increase (decrease) in other accounts Payable	100	(22)	(53)
Net cash used in operating activities	(316)	(7,040)	(1,871)

Cash flows from investing activities
Purchase of property and equipment	-	-	(100)
Net cash used in investing activities	-	-	(100)

Cash flows from financing activities:
Issuance of Shares	-	4,404	317
Proceeds from convertible loans	725	1,540	1,250
Proceeds from short term loans	-	388	369
Exercise of warrants	-	700	-
Issuance of warrants	-	-	581
Repayment of short term loans			(69)

Net cash provided by financing activities	725	7,032	2,448

Increase (Decrease) in cash and cash equivalents	409	(8)	477
Cash and cash equivalents at the beginning of period	2	10	531
Cash and cash equivalents at the end of the year	$411	$2	$1,008

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$35	$34

Supplemental disclosures of non-cash flow information:
Issuance of warrants	94	700
Conversion of convertible loans	$277	$2,300	$307

The accompanying notes are an integral part of the consolidated financial statements.

SEEDO CORP.

NOTES TO FINANCIAL STATEMENTS

U.S. dollars in thousands, except per share data

NOTE 1:-	GENERAL

a.	Seedo Corp. (the “Company”), was incorporated on January 16, 2015, as GRCR Partners Inc., under the laws of Delaware. Prior to September 14, 2018, the Company was solely a provider of risk management and asset protection (“RAP”) services for businesses, individuals and families. On September 14, 2018, the Company acquired Eroll Grow Tech Ltd. (“Eroll”), an Israeli company incorporated on May 18, 2015 (the “Acquisition”). On September 17, 2018, the Company’s name was changed to Seedo Corp. Since the Acquisition of Eroll and through to December 31, 2019, Eroll produced a plant growing device managed and controlled by an artificial intelligent algorithm, allowing consumers to grow their own herbs and vegetables effortlessly from seed to plant, while providing optimal conditions to assure premium quality produce year-round.

On July 19, 2020, the Company formed a new wholly-owned subsidiary in Israel, Hachevra Legiduley Pkaot Beisrael Ltd. (the “New Subsidiary”), to develop a fully automated and remotely managed system for growing saffron and other vegetables. On November 5, 2020, the New Subsidiary changed its name to Saffron-Tech Ltd. (“Saffron Tech”).

The Company, through Saffron Tech, is focusing on its in-house research and development of agriculture technology products, among others, in the fields of exotic plants and mushrooms. Saffron Tech plans to roll out its proof of concept in the coming months. This technology will provide turnkey automated growing containers for high-quality, high-yield saffron all year round. The Company is in advanced stages of developing and testing a fully automated and remotely managed system for growing high-quality, high-yield saffron anywhere and anytime.

b.	On September 14, 2018, following the Acquisition, Eroll survived the merger as a wholly-owned subsidiary of the Company.

Immediately following the transaction, Eroll shareholders held approximately 87.4% of the outstanding Ordinary Shares in exchange of 1,137 Ordinary shares of Eroll on a fully diluted basis while the pre-merger Company shareholders retained the remaining approximate 12.6%. The pre-merger Eroll shareholders hold their existing Shares’s Ordinary stock.

Pursuant to the terms and conditions of the Agreement, at the time of the Transaction, the Company issued 12,073,500 nonassessable shares of their Ordinary shares. Each of the holders of the pre-acquisition issued and outstanding Ordinary shares of Eroll received their pro-rata allotment of these shares according to their then current shareholding in the Eroll. At the closing of this transaction, there were 15,000,000 Ordinary Shares.

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

On December 10, 2019, Mr. Zohar Levy, on behalf of Eroll filed a petition (the “Petition”) for a debt settlement in the Nazareth District Court (the “Court”), in accordance with Section 321 of Chapter A of Part G of the Israeli Insolvency and Economic Rehabilitation Law, seeking a debt settlement and a suspension of proceedings in order to protect Eroll’s creditors from economic damages and other future damages and to allow the Eroll to maintain its business while seeking a proposal of an acquisition of the Eroll and/or its activities and assets.

SEEDO CORP.

NOTES TO FINANCIAL STATEMENTS

U.S. dollars in thousands, except per share data

NOTE 1:-	GENERAL (Cont.)

In the petition, Eroll requested that the Court authorize its entering into a loan agreement with a potential buyer, as a temporary solution until a definitive agreement is signed, and to issue an order calling for a creditors’ meeting within 10 days and appointment of a trustee, who will negotiate a definitive agreement with the potential buyer.

The Company is not included in such proceedings and is not otherwise involved in any bankruptcy proceedings.

On December 11, 2019, Eroll received an offer to acquire Eroll and/or its assets and business from a potential buyer (the “Potential Buyer” and the “Acquisition Offer” respectively). As part of the Acquisition Offer, the Potential Buyer agreed to provide a bridge loan in the amount of $400,000 (the “Bridge Loan”) to be repaid within 20 days, which the Eroll will use for payroll, payment of debt to a certain Chinese manufacturer, and certain other enumerated urgent payments necessary to keep Eroll’s assets active.

To ensure the repayment of the loan within 20 days, if the Acquisition Offer is not approved and the loan is not repaid on time, the Potential Buyer will receive the rights to all of the products in inventory and productions at the Chinese manufacture and Eroll’s warehouse. Additionally, the Potential Buyer will receive an irrevocable power of attorney and authorization of Eroll to act directly with the Chinese manufacture.

On December 17, 2019, the Court approved Eroll’s entering into the Acquisition Offer, on condition that the Bridge Loan will be repaid by purchasing all of Eroll’s inventory in China, the United States, Canada and the Netherlands, and subject to the Court’s approval of any transfer of Eroll’s inventory. Additionally, the Court issued an order of suspension and stay of all legal proceedings against Eroll.

On December 19, 2019, the Court appointed a debt settlement manager, who will have the authority to determine if an alternative settlement is appropriate.

Due to the fact that Eroll was not able to secure the Bridge Loan under the conditions determined by the Court, on January 2, 2020, the Settlement Manager filed a request to the Court for entering into an interim funding agreement with the Potential Buyer (the “Interim Funding Agreement”). As part of the Interim Funding Agreement, the Potential Buyer agreed to provide a loan in the amount of $294,000 (the “Loan”), which the Eroll will use for payroll, and certain other enumerated urgent payments necessary to keep Eroll’s assets active, until a creditors meeting is convened in order to approve a debt settlement based on a final acquisition offer from the Potential Buyer. To ensure the repayment of the Loan, the Potential Buyer will receive a lien over certain intellectual property of Eroll, future payments to Eroll from PayPal and Eroll’s property.

On January 5, 2020, the Court approved the Settlement Managers’ request to enter into the Interim Funding Agreement.

Additionally, on January 8, 2020, the Court issued an order of stay of all legal proceedings against Eroll, and an order prohibiting any disposition of the Eroll’s property. Any transfer of any of Eroll’s property and rights, including patents, shall be done subject to the Courts approval. In addition, the Court ordered that Eroll will continue its activities temporarily, and appointed the Settlement Manager as Eroll’s trustee, who will, among others, convene a creditor’s meeting to approve a debt settlement based on a final acquisition offer from the Potential Buyer, to be convened no later than January 19, 2020.

On March 25, 2020, the Court approved the purchase of Eroll’s assets by a non-related third party entity named Seedo Agriculture Ltd. Therefore, from the closing of such purchase, the Company no longer has any legal ties nor privity with Eroll. The Company is focusing on its in-house research and development of agriculture technology products, among others, in the fields of exotic plants and mushrooms.

During the year ended December 31, 2020, following the Eroll Purchase Agreement, the Company recorded a gain on the liquidation of Errol in the amount of $9,593 thousand.

SEEDO CORP.

NOTES TO FINANCIAL STATEMENTS

U.S. dollars in thousands, except per share data

NOTE 1:-	GENERAL (Cont.)

Following the cessation of Eroll’s operations, the Company classified to discontinued operations its 2019 and 2018 results of operation and balances relating to the Eroll operation.

Liabilities held for sale:

	As of December 31,
	2019	2018
Accounts payable and accrued liabilities	$2,945	$861
Employees payable	2,194	757
Advances from customers	3,408	3,020
Short term loan	388	-
Accounts payable – related party	850	850
Assets held for sale	(892)	(3,631)
Total	$8,893	$1,857

Loss from discontinued operations:

	Year ended December 31,	Three months ended December 31,
	2019	2018
Net revenue	$703	$-
Operating expenses	(13,808)	(1,488)
Interest expenses	(196)	(5)
Loss from discontinued operations	$(13,301)	$(1,493)

c.	Effective December 31, 2018, the Company changed its fiscal year end from September 30 to December 31. This change is being made in order to align the Company’s fiscal year end with its subsidiaries following the reverse merger.

d.	The Company has an accumulated deficit in the total amount of $17,458 as of December 31, 2020, the Company has negative operating cash flow in the total amount of $316 for the year ended December 31, 2020, further losses are anticipated in the development of its business. Those factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due.

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

The consolidated financial statements for the year ended December 31, 2020, do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from uncertainty related to the Company’s ability to continue as a going concern.

SEEDO CORP.

NOTES TO FINANCIAL STATEMENTS

U.S. dollars in thousands, except per share data

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements have been prepared in accordance with U.S Generally Accepted Accounting Principles in the United States of America.

a.	Use of estimates:

The preparation of the financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions. The Company’s management believes that the estimates, judgments and assumptions used are reasonable based upon information available at the time they are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements, and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

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

Restricted bank deposit includes a deposit with maturities of more than three months and up to one year. The restricted bank deposit is presented at its cost, including accrued interest and is composed of guarantees in respect of the Company’s credit card and manufacturing commitments.

f.	Inventories, net:

Inventories are stated at the lower of cost or net realizable value. The cost of inventories comprises costs of purchase and costs incurred in bringing the inventories to their present location and condition. Net realizable value is the estimated selling price in the Ordinary course of business less estimated costs of completion and estimated selling costs.

SEEDO CORP.

NOTES TO FINANCIAL STATEMENTS

U.S. dollars in thousands, except per share data

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

g.	Property and equipment:

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, at the following annual rates:

%
Computers, Software and peripheral equipment	33%
Mold & production Equipment	10%
Office furniture and equipment	10%

h.	Impairment of long-lived assets:

The Company’s long-lived assets are reviewed for impairment in accordance with ASC No. 360, “Property, Plant and Equipment” whenever events or changes in circumstances indicate that the carrying amount of an asset (or asset group) may not be recoverable. Recoverability of assets (or asset group) to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. During the years ended December 31, 2020, 2019, and for the three months ended 2018, no impairment losses have been recorded.

i.	Concentration of credit risks:

Financial instruments that potentially subject the Company to credit risk consist of cash and cash equivalents and restricted bank deposit. Cash and cash equivalents and restricted bank deposit are invested in major banks in Israel and the United States. Such funds in the Israel may be in excess of insured limits and are not insured in other jurisdictions. Management believes that the financial institutions that hold the Company and its subsidiary’ cash and cash equivalents have high credit ratings.

The Company, have no off-balance-sheet concentration of credit risk such as foreign exchange contracts, option contracts or other foreign hedging arrangements.

j.	Research and development expenses:

Research and development costs are charged to the consolidated statement of operations as incurred.

ASC 985-20, “Costs of Software to Be Sold, Leased, or Marketed”, requires capitalization of certain software development costs subsequent to the establishment of technological feasibility.

Based on the Company’s product development process, technological feasibility is established upon the completion of a working model. The Company does not incur material costs between the completion of a working model and the point at which the products are ready for general release. Therefore, research and development costs are charged to the consolidated statement of operations as incurred. The Company did not capitalized expenses as of December 31, 2020.

k.	Severance pay:

Eroll and Saffron Tech’s liability for severance pay is pursuant to Section 14 of the Severance Compensation Act, 1963 (“Section 14”), pursuant to which all the Company’s employees are included under Section 14, and are entitled only to monthly deposits, at a rate of 8.33% of their monthly salary, made in the employee’s name with insurance companies. Under Israeli employment law, payments in accordance with Section 14 release the Company from any future severance payments in respect of those employees. The fund is made available to the employee at the time the employer-employee relationship is terminated, regardless of cause of termination. The severance pay liabilities and deposits under Section 14 are not reflected in the consolidated balance sheets as the severance pay risks have been irrevocably transferred to the severance funds.

SEEDO CORP.

NOTES TO FINANCIAL STATEMENTS

U.S. dollars in thousands, except per share data

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

l.	Advances from customers:

Advances from customers include primarily unearned amounts received in respect of sale and service contracts, but not yet recognized as revenues and therefore are classified as a liability.

m.	Fair value of financial instruments:

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

The carrying amounts of cash and cash equivalents, short term deposits, trade receivables, trade payables and short-term loan approximate their fair value due to the short-term maturity of such instruments.

The Company elected to measure some of the convertible loans under the fair value option (see note 4). Under the fair value option the convertible loans will be measured at fair value in each reporting period until they will be converted, with changes in the fair values being recognized in the Company’s consolidated statement of operations as financial income or expense. The proceeds received for the issuance of the convertible loans were allocated at fair value conducted on an arm’s-length basis.

The Company’s financial assets and liabilities that are measured at fair value on a recurring basis by level within the fair value hierarchy are as follows:

	Balance as of December 31, 2020
	Level 1	Level 2	Level 3	Total
Liabilities:
Fair Value of convertible component in convertible loan, net of discounts and debt issue costs	$-	$-	$1,112	$1,112

Total liabilities	$-	$-	$1,112	$1,112

SEEDO CORP.

NOTES TO FINANCIAL STATEMENTS

U.S. dollars in thousands, except per share data

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

	Balance as of December 31, 2019
	Level 1	Level 2	Level 3	Total
Liabilities:
Fair Value of convertible component in convertible loan, net of discounts and debt issue costs	$-	$-	$677	$677

Total liabilities	$-	$-	$677	$677

n.	Income Tax:

The Company account for income taxes in accordance with ASC 740, “Income Taxes” which prescribes the use of the liability method whereby deferred tax assets and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company provides a valuation allowance, if necessary, to reduce deferred tax assets to their estimated realizable value if it not is more likely than not that a portion or all of the deferred tax assets will be realized. Based on ASC 740, a two-step approach is used to recognize and measure uncertain tax positions. The first step is to evaluate the tax position taken or expected to be taken in a tax return by determining if the weight of available evidence indicates that it is more likely than not that, on an evaluation of the technical merits, the tax position will be sustained on audit, including resolution of any related appeals or litigation processes.

The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. As of December 31, 2020,2019 and 2018, no liability for unrecognized tax positions has been recorded. Accordingly, no interest or penalties related to uncertain tax positions are recorded, either. It is the Company’s policy that any interest or penalties associated with unrecognized tax positions would be reflected in income tax expense.

o.	Basic and diluted net loss per share

Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of Ordinary shares outstanding during the period.

Diluted net loss per share is computed by giving effect to all potential shares of Ordinary shares, to the extent dilutive, all in accordance with ASC No. 260, “Earning Per Share”.

For the years ended December 31, 2020, 2019 and for the three months ended December 31, 2018, all outstanding shares warrants have been excluded from the calculation of the diluted net loss per share as all such securities are anti-dilutive for all years presented.

p.	Legal and other contingencies:

The Company accounts for its contingent liabilities in accordance with ASC 450 “Contingencies”. A provision is recorded when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. With respect to legal matters, provisions are reviewed and adjusted to reflect the impact of negotiations, estimated settlements, legal rulings, advice of legal counsel and other information and events pertaining to a particular matter. As of December 31, 2020, 2019 and 2018, the Company is not a party to any litigation that could have a material adverse effect on the Company’s business, financial position, results of operations or cash flows. Legal costs incurred in connection with loss contingencies are expensed as incurred.

SEEDO CORP.

NOTES TO FINANCIAL STATEMENTS

U.S. dollars in thousands, except per share data

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

q.	Accounting for share-based payments:

Share-based compensation arrangements with non-employee service providers are accounted for in accordance ASC 505-50 Equity-Based Payments to Non-Employees, using a fair value approach. For the years ended December 31, 2020, December 31, 2019 and the three months ended December 31, 2018 the Company recorded $43, $134 and $37 in share-based compensation, respectively.

r.	Recent accounting pronouncements:

In June 2016, FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 amends the impairment model to utilize an expected loss methodology in place of the currently used incurred loss methodology, which will result in the more timely recognition of losses. Topic 326 was adopted by the Company on January 1, 2020. The adoption did not have a material impact on the Company’s consolidated financial statements.

In August 2020, the FASB issued ASU No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (ASU 2020-06), which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts in an entity’s own equity. Among other changes, ASU 2020-06 removes from GAAP the liability and equity separation model for convertible instruments with a cash conversion feature and a beneficial conversion feature (“BCF”), and as a result, after adoption, entities will no longer separately present in equity an embedded conversion feature for such debt. Similarly, the embedded conversion feature will no longer be amortized into income as interest expense over the life of the instrument. Instead, entities will account for a convertible debt instrument wholly as debt unless (1) a convertible instrument contains features that require bifurcation as a derivative under ASC Topic 815, Derivatives and Hedging, or (2) a convertible debt instrument was issued at a substantial premium. Additionally, ASU 2020-06 requires the application of the if-converted method to calculate the impact of convertible instruments on diluted earnings per share (EPS). ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, with early adoption permitted for fiscal years beginning after December 15, 2020 and can be adopted on either a fully retrospective or modified retrospective basis. The adoption of this standard is not expected to result in a material impact to the Company’s financial statements.

s.	Reclassification:

Certain financial statement data for prior years has been reclassified to conform to current year financial statement presentation.

SEEDO CORP.

NOTES TO FINANCIAL STATEMENTS

U.S. dollars in thousands, except per share data

NOTE 3:-	SHORT-TERM LOANS

	a.	During September 7, 2018, Eroll entered into a loan agreement with Cannabics in the amount of $350 that has a one-year defined term and bears no interest. As part of the agreement Cannabics were also entitled to 3.6% of the Company’s shares of common stock, in return to services provided as part Reverse Merger. The liability and related interest expense is included in liabilities held for sale.

b.	On December 11, 2018, the Company received a loan from a lender in the principal amount of $1,000 (out of which $50 was directly transferred as finder fee), to be repaid in full at the end of 180 days, and bearing an annualized interest at the rate of 17.5%, up to a maximum amount of approximately $175 (the “December 2018 Loan”).

The Company also granted the foregoing lender warrants to purchase 333,333 and 100,000 shares of common stock of the Company at an exercise price of $1.5 and $2 per share, respectively. The warrants were classified as shareholders’ equity.

The Company estimated the fair value of warrants in the amount of $581 using the Black-Scholes-Merton option pricing model using the following weighted average assumptions:

December 11, 2018
Share Price	$4.58
Dividend yield	0%
Risk-free interest rate	2.78%
Expected term (in years)	2
Volatility	126.23%

The Company accounted for the December 2018 Loan in accordance with ASC 470, Debt. The Company allocated the consideration of the loan, the related warrants and the shares of common stock based on their relative fair value at the date of issuance, which is also the commitment date.

On June 19, 2019 the Company executed an amendment to the December 2018 Loan, according to which total debt was $1,175. The lender will exercise its 433,333 warrants pursuant to the original agreement for a total amount of $700, and the remaining debt of $475 will be paid in three equal monthly payments of $158,333 over the following three months. As of December 31, 2019, the loan was repaid in full.

On August 15, 2019 the Company issued 433,333 Shares in respect of exercise of 433,333 warrants granted.

During the year ended December 31, 2019 the Company recorded interest and financial expenses related to the loan in the amount of $800.

c.	On August 18, 2019, the Eroll received a loan in the principal amount of $311 (NIS1,100) (out of which $9 was deducted as a finders’ fee), (“the August 2019 Loan”). The August 2019 Loan had a one-month term with a maturity date of September 19, 2019 (The “Maturity Date”), and bears interest at a monthly rate of 2%. In the event that Eroll does not repay the August 2019 Loan by the Maturity Date, the monthly interest rate increases to 5%.

As of December 31, 2019, Errol did not repay the August 2019 Loan but gave the lender a 7 days notice therefore entered the 5% interest period. Accordingly, the liability and related interest for the year ended December 31, 2019 in the amount of $388 is included in Liabilities held for sale.

d.	On November 11, 2019, Eroll received a loan from a related party in the principal amount of approximately $286 (NIS 1,000) The principal amount shall bear no interest and was repayable in full at the lapse of 90 days from the loan date. The loan was never repaid and a claim was never submitted by the related party. Accordingly, the liability and related interest for the year ended December 31, 2019 in the amount of $289 is included as a gain in Loss from discontinued operations.

SEEDO CORP.

NOTES TO FINANCIAL STATEMENTS

U.S. dollars in thousands, except per share data

NOTE 4:-	CONVERTIBLE LOANS

a.	On June 6, 2018, Eroll entered into a convertible loan agreement (the “June 2018 Loan Agreement”) with a third party (the “June 2018 Lender”), in a total amount of $500 (the “June 2018 Loan”). The June 2018 Loan bears interest at a monthly rate of 2%, for a period of one year. To the extent that Eroll merges with public company, the June 2018 Lender has the right to convert the June 2018 Loan and interest into equity securities of the public company, at a price per share equal to the lower of (i) a valuation of the Company of $15,000, or (ii) the fair market value of the Company as shall be evaluated as of the Company’s first raising via equity issuance. According ASC 470 the Company did not record a BCF.

With respect to convertible loan since the contingent BCF shall not be recognized in earnings until the contingency is resolved.

On March 5, 2019, the June 2018 Loan was converted into 500,000 Shares.

During the year ended December 31, 2019, the Company recorded an interest expenses in the total amount of $10.

b.	During July 2018, Eroll entered into a convertible loan agreement (the “July 2018 Agreement”) with a third party (the “July 2018 Lender”), in a total amount of $250 (the “July 2018 Loan”). The July 2018 Loan bears interest at a monthly rate of 2%, for a period of one year. Pursuant to the terms of the July 2018 Agreement, to the extent that Eroll merges with a public company the July 2018 Lender has the right to convert the July 2018 Loan and interest into equity securities of the public Company, at a price per share equals to the lower of (i) a valuation of the Company of $25,000, or (ii) the fair market value of the Company as shall be evaluated as of the Company’s first raising via equity issuance. If the future event will not occur, Eroll shall pay the loan and interest within one year from the closing date.

According to ASC 470 the Company did not record a BCF with respect to July Loan since the contingent BCF shall not be recognized in earnings until the contingency is resolved.

During the year ended December 31, 2019, the Company recorded an interest expenses in the total amount of $4.

On April 10, 2019, the July 2018 Loan was converted into 150,000 Shares.

c.

On August 10, 2018, Eroll entered into a convertible loan agreement with Cannabics Pharmaceuticals Inc. (“Cannabics”), a U.S. public company and one of the Company’s shareholders, which was amended on September 12, 2018 (the “Cannabics Loan Agreement”). The Cannabics Loan Agreement is comprised of three parts, as follows: (i) Convertible loan, (ii) warrants, and (iii) royalties.

(i) Convertible Loan (“Cannabics Convertible Loan”)

Cannabics was obligated to invest up to $2,000 in Eroll as follows: (i) $500 upon execution of the Cannabics Loan Agreement (“First Tranche”), (ii) $500 within 90 days and (iii) $1,000 (the “Third Tranche”), 90 days following that.

Following the investment of the Third Tranche, the Company shall issue Cannabics an amount of shares such that Cannabics shall hold 10% of the outstanding shares on a fully-diluted basis of the Company.

On August 13, 2018, the Company received $500 and on September 26, 2018, the Company received the Second $500. On November 6, 2018 and December 10, 2018, the Company received the Third Tranche ($1,000).

The Company accounted for the Cannabics Loan in accordance with ASC 470-20, Debt with conversion and other Options. According to ASC 470-20-30-8, since the intrinsic value of the BCF exceeds the entire proceeds of the loan, the Company allocated the entire proceeds of $250 related to the convertible loan to the BCF as additional paid in capital.

SEEDO CORP.

NOTES TO FINANCIAL STATEMENTS

U.S. dollars in thousands, except per share data

NOTE 4:-	CONVERTIBLE LOANS (Cont.)

On September 27, 2018 the First Tranche was converted into 1,500,000 Shares.

On January 15, 2019, the Third Tranche was converted into 770,397 Shares. As a result, the Company recorded financial expenses related to the loan in the amount of $942 which are included in discontinued operations.

(ii) Warrants

In addition, according to the Cannabics Loan Agreement, Cannabics shall issue to the Company 1,000,000 warrants with an exercise price of $2 per share, of the Cannabics shares, for a period of 12 months. The warrants were issued on August 14, 2018. The warrants were classified as an asset and are evaluated every report date. During the year ended December 31, 2019 the Company recorded expenses due to the change in fair value of the warrant in the amount of $1. As of December 31, 2020, December 31, 2019, and December 31, 2018 the warrants fair value amount was $nil and $1, respectively.

(iii) Royalties

Eroll shall pay to Cannabics royalties in an amount equal to a percentage of the Eroll’s revenues commencing from January 2019 of between 2.5% - 5%, subject to certain conditions.

Notwithstanding the above, for the first year following the Cannabics Loan Agreement closing date, Eroll shall pay Cannabics minimum royalties of not less than $500. In the event the Cannabics Loan is converted into shares, the aggregate royalties to be paid will not be greater than $8,000.

Eroll recorded a provision for royalties in a total amount of $500 which is included in the ended December 31, 2019, included Liabilities held for Sale.

d.	On December 3, 2018, the Company received a convertible loan from third party (the “December 2018 Lender”) the loan has two year term, in the principal amount of $550 which bears 10% annual interest rate (out of which $50 was directly transferred as finder fee) (“December 2018 Loan”).

The Company at its option shall have the right to redeem, in part or in whole, outstanding principal and interest under prior to the maturity date. The Company shall pay an amount equal to the principal amount being redeemed plus a redemption premium equal to 20% of the outstanding principal amount being redeemed plus outstanding and accrued interest.

The December 2018 Lender shall be entitled to convert at its option any portion of the outstanding and unpaid conversion amount into fully paid and nonassessable shares of common stock, at the lower of the fixed conversion price then in effect or the market conversion price. The number shares of common stock issuable upon conversion of any conversion amount shall be determined by dividing (x) such conversion amount by (y) the fixed conversion price of $1.2 or (z) 80% of the lowest the volume-weighted average price of the Company’s shares of common stock during the 10 trading days immediately preceding the conversion date.

The Company accounted for the convertible loan in accordance with ASC 470-20, Debt with conversion and other Options. According to ASC 470-20-30-8, since the intrinsic value of the BCF exceeds the entire proceeds of the loan, the Company allocated the entire proceeds to the BCF as additional paid in capital.

On April 3, 2019, the December 2018 Loan and the accrued interest in the amount of $568 were converted to 473,025 Shares.

During the year ended December 31, 2019, the Company recorded interest and financial expenses related to the December 2018 Loan in the amount of $543.

SEEDO CORP.

NOTES TO FINANCIAL STATEMENTS

U.S. dollars in thousands, except per share data

NOTE 4:-	CONVERTIBLE LOANS (Cont.)

e.	On February 21, 2019, the Company received a convertible loan from third party (“February 2019 Lender”), the loan has two year term, in the principal amount of $550 which bears 10% annual interest rate out of which $50 was directly transferred as finder fee (“February 2019 Loan”).

The Company at its option shall have the right to redeem, in part or in whole, outstanding principal amount and interest under this loan agreement prior to the maturity date. The Company shall pay an amount equal to the principal amount being redeemed plus a redemption premium equal to 20% of the outstanding principal amount being redeemed plus outstanding and accrued interest.

The February 2019 Lender shall be entitled to convert at its option any portion of the outstanding and unpaid principal or accrued interest into fully paid and nonassessable of shares of common stock, at the lower of the fixed conversion price then in effect or the market conversion price. The number of shares of common stock issuable upon conversion of any conversion amount shall be determined by dividing (x) such conversion amount by (y) the fixed conversion price of $2 or (z) 80% of the lowest the volume-weighted average price of the Company’s shares of common stock during the 10 trading days immediately preceding the conversion date.

The Company also granted the February 2019 Lender a warrant to purchase 137,500 shares of common stock of the Company at an exercise price of $2 per share, such exercise price is subject to any future price-based anti-dilution adjustments. As the Company early adopted ASU 2017-11 the warrants were classified in shareholders equity.

The Company estimated the fair value of warrants using the Black-Scholes-Merton option pricing model using the following weighted average assumptions:

February 21, 2019
Share Price	$2.35
Dividend yield	0%
Risk-free interest rate	2.49%
Expected term (in years)	3
Volatility	123.90%

The fair value of the warrants granted was $242.

The Company accounted for the February 2019 Loan in accordance with ASC 470-20, Debt with conversion and other Options. The intrinsic value of the BCF was calculated and the Company allocated $550 to the BCF as additional paid in capital.

During the year ended December 31, 2020, a portion of the February 2019 Loan in the amount of $190 and $87 accrued interest was converted into 10,455,212 Shares.

During the year ended December 31, 2020 and 2019, the Company recorded interest and financial expenses related to February 2019 Loan in the amount of $343 and $527, respectively.

f.	On October 15, 2019, the Company received a convertible loan from a third party (“October 2019 Lender”) in the principal amount of $1,100 that bears an annual 10% interest rate (“October 2019 Loan”). The October 2019 Loan has a two year term. Prior to the maturity date of the October 2019 Loan, the Company, at its option, has the right to redeem, in cash, in part or in whole, the amounts outstanding provided that as of the date of the redemption notice (i) the volume-weighted average price of the Company’s ordinary shares is less than $1.25 and (ii) there is no equity condition failures as defined therein. In the event that the Company wishes to redeem any amount under the convertible loan, the Company shall pay an amount equal to the principal amount being redeemed plus a redemption premium equal to 20% of the outstanding amount being redeemed in addition to outstanding and accrued interest.

SEEDO CORP.

NOTES TO FINANCIAL STATEMENTS

U.S. dollars in thousands, except per share data

NOTE 4:-	CONVERTIBLE LOANS (Cont.)

The October 2019 Lender shall be entitled to convert the principal loan and the outstanding interest (the “Conversion Amount”) into such number of ordinary shares determined by dividing (x) such Conversion Amount by (y) the fixed conversion price of $1.25 or (z) 80% of the lowest the volume-weighted average price of the Company’s ordinary shares during the 10 trading days immediately preceding the conversion date.

The Company also granted the October 2019 Lender a warrant to purchase 440,000 shares of common stock of the Company at an exercise price of $1.25 per share, such exercise price is subject to any future price-based anti-dilution adjustments. As the Company early adopted ASU 2017-11 the warrants were classified in shareholders equity.

The Company estimated the fair value of warrants using the Black-Scholes-Merton option pricing model using the following weighted average assumptions:

October 15, 2019
Share price	$1.00
Dividend yield	0%
Risk-free interest rate	1.59%
Expected term (in years)	5
Volatility	172.66%

The fair value of the warrants granted was $414.

The Company accounted for the October 2019 Loan in accordance with ASC 470-20, Debt with conversion and other Options. The intrinsic value of the BCF was calculated and valued at $1,322, and the Company allocated $1,322 to the BCF as a liability. As of December 31, 2020 and December 31, 2019, the BCF was revalued at $610 and $676, accordingly.

The Company estimated the fair value of BCF using the Monte Carlo option pricing model using the following weighted average assumptions:

	October 15, 2019	December 31, 2019	December 31, 2020
Share price	$1.00	$0.11	$0.15
Dividend yield	0%	0%	0%
Risk-free interest rate	1.61%	1.58%	0.1%
Expected term (in years)	2	1.79	0.79
Volatility	155.58%	158.99%	133.48%

During the year ended December 31, 2020 and 2019, the Company recorded interest and financial expenses related to October 2019 Loan in the amount of $594 and $127, respectively.

SEEDO CORP.

NOTES TO FINANCIAL STATEMENTS

U.S. dollars in thousands, except per share data

NOTE 4:-	CONVERTIBLE LOANS (Cont.)

g.	On October 14, 2019, the Company entered into a binding Memorandum of Understanding (the “MOU”) with Spanky’s Clothing Inc. (“Spanky’s Clothing”), a company affiliated with Mr. Calvin Cordozar Broadus Jr., professionally known as “Snoop Dogg” (“Snoop Dogg”), with respect to services that Snoop Dogg was to provide to the Company as its brand ambassador for a period of six months. In return, the Company was to (i) pay Snoop Dogg and/or his affiliates aggregate cash payments of $1,000 over the term of the MOU, (ii) pay expenses related to the Company sponsored VIP event and the marketing and personal services provided by Snoop Dogg and a marketing budget for the Company’s product, and (iii) issue to Snoop Dogg and/or his affiliates convertible debentures (the “Debentures”) with an aggregate original principal amount of $1,400, half of which were to be issued upon signing of the MOU (“First MOU Debenture”), and the remainder were to be issued on or before the date that is six (6) months following the signing of the MOU.

The Debentures are unsecured, have a maturity date six months from the month following the signing of the respective Debenture, bear no interest and may be converted, at the election of the holder, into Shares at a conversion price of the lesser of (x) $1.40 per share, or (y) the closing bid price of the Company’s common stock on the trading day immediately preceding the date of the applicable notice of conversion. The Debentures contain anti-dilution protection during the period which the Debentures are outstanding, for decrease in share price and additional issuances, to maintain the aggregate percentage of equity holdings of the holders of all Debentures at 4.99%.

The First MOU Debenture was issued upon signing that MOU and recorded as a short-term loan as of December 31, 2019. In addition, during the year ended December 31, 2019, the Company paid $550 of the $1,000.

During the second quarter of 2020, the First MOU Debenture expired without being converted to Shares and the Company recorded a gain on liquidation of subsidiary of debt in the Consolidated Statement of Operations in the amount of $700 during the year ended December 31, 2020. As of the date of this report, there are no further obligations of the Company under the MOU.

h.	On August 7, 2020 and August 11, 2020, the Company received two convertible loans from two third parties (“August 2020 Lenders”) in the aggregate amount of $300 (the “August 2020 Loan”). Per the terms of the Agreements, the August 2020 Loans have a maturity date of August 7, 2022 and August 11, 2020 (“Maturity Date”) and accrue annual interest at a rate of 10%

The August 2020 Loans are convertible by the August 2020 Lenders into Shares, at their discretion, at the lower of a fixed price of $0.102 (the “Fixed Conversion Price”) or 80% of the lowest volume weighted average price (“VWAP”) of the Company’s common stock during the 10 trading days immediately preceding the conversion date (the “Market Conversion Price”).

The Company also granted the August 2020 Investors warrants to purchase 750,000 shares of common stock of the Company at an exercise price of $0.20 per share, such exercise price is subject to any future price-based anti-dilution adjustments. Accordance with ASU 2017-11 the warrants were classified in shareholders equity.

SEEDO CORP.

NOTES TO FINANCIAL STATEMENTS

U.S. dollars in thousands, except per share data

NOTE 4:-	CONVERTIBLE LOANS (Cont.)

The Company estimated the fair value of warrants using the Black-Scholes-Merton option pricing model using the following weighted average assumptions:

August 2020
Share price	$0.086
Dividend yield	0%
Risk-free interest rate	0.21%
Expected term (in years)	5
Volatility	176.96%

The fair value of the warrants granted was $53.

The Company accounted for the August 2020 Loan in accordance with ASC 470-20, Debt with conversion and other Options. The combined intrinsic value of the BCF for the August 2020 Loan was calculated and valued at $378, and the Company allocated $378 to the BCF as a liability. As of December 31, 2020, the BCF was revalued at $502.

The Company estimated the fair value of BCF using the Monte Carlo option pricing model using the following weighted average assumptions:

	August 2020	December 31, 2020
Share price	$0.086	$0.15
Dividend yield	0	0%
Risk-free interest rate	0.11%	0.12%
Expected term (in years)	2	1.58
Volatility	164.04%	142.65%

During the year ended December 31, 2020, the Company recorded interest and financial expenses related to August 2020 Lenders in the amount of $327.

SEEDO CORP.

NOTES TO FINANCIAL STATEMENTS

U.S. dollars in thousands, except per share data

NOTE 4:-	CONVERTIBLE LOANS (Cont.)

i.	During November 2020 through to December 31, 2020, the Company received $425 from third party investors from the issuance of convertible promissory notes in respect thereof (“Promissory Notes”). The Promissory Notes bear no interest, are convertible into Shares based on a fixed conversion price of $0.10 per share and mature between 6 and 24 months from the issuance date. Pursuant to Promissory Notes one of the investors received warrants to purchase 330,000 Shares at an exercise price of $0.15 for a period of one year.

The Company estimated the fair value of warrants using the Black-Scholes-Merton option pricing model using the following weighted average assumptions:

December 17, 2020
Share price	$0.19
Dividend yield	0%
Risk-free interest rate	0.1%
Expected term (in years)	2
Volatility	176%

The fair value of the warrants granted was $41, is included in the warrants as additional paid in capital.

The Company accounted for the Promissory Notes in accordance with ASC 470-20, Debt with conversion and other Options. The intrinsic value of the BCF was calculated and the Company allocated $425 to the BCF as additional paid in capital.

During the year ended December 31, 2020, the Company recorded interest and financial expenses related to Promissory Notes in the amount of $65.

SEEDO CORP.

NOTES TO FINANCIAL STATEMENTS

U.S. dollars in thousands, except per share data

NOTE 5:-	SHAREHOLDERS’ EQUITY

a.	As of December 31, 2020, 2019, and 2018, the Company’s share capital is composed as follows:

	December 31, 2020		December 31, 2019		December 31, 2018
	Authorized	Issued and outstanding	Issued and outstanding	Issued and outstanding	Authorized	Issued and outstanding
	Number of shares
Shares of common stock of $0.0001 par value each “Shares”	500,000,000	31,665,566	500,000,000	20,535,354	500,000,000	16,198,578

Each Ordinary share is entitled to receive dividend, participate in the distribution of the Company’s net assets upon liquidation and to receive notices of participate and vote (at one vote per share) at the general meetings of the Company on any matter upon which the general meeting is authorized.

b.	Issuance of shares:

1.	On October 23, 2018 the Company converted a loan in the amount of $250 to 250,000 Shares with $0.0001 par value with a fair value of $208.

2.	On October 23, 2018 the Company converted a loan in the amount of $100 to 99,338 Shares with $0.0001 par value.

3.	On December 10, 2018 the Company issued 51,570 Shares with $0.0001 par value to a new investor, for a total amount of $67.

4.	On December 11, 2018 the Company issued 2,500 Shares with $0.0001 par value to 25 of its employees, each employee was entitled for 100 shares. As a result, the Company recorded expenses in the amount of $12.

5.	On December 23, 2018, the Company issued 25,000 Shares with $0.0001 par value to one of its consultants, the fair value of the services received are $25.

6.	On December 23, 2018, the Company issued 770,170 Shares to Cannabics as part of the Second Loan transfer with a relative fair value of $250.

7.	On January 15, 2019 the Company converted a loan in the amount of $1,000 to 770,397 Shares

8.	On January 28, 2019 the Company issued 50,000 Shares to one of its consultants, in exchange for services rendered whose fair value was $47.

9.	On March 5, 2019, the Company converted a loan in the amount of $500 to 500,000 Shares.

10.	On April 3, 2019, the Company converted a loan received on December 3, 2018, to 473,025 Shares.

11.	On April 10, 2019, the Company converted a loan received on July 18, 2018, to 150,000 Shares.

12.	On April 11, 2019 the Company issued 1,493,908 Shares to 26 investors as part of investment round in a private placement in a total amount of $4,107. The Company also issued 11,236 Shares to broker involved in the investment round, and the Company recorded an expense in a total amount $32.

SEEDO CORP.

NOTES TO FINANCIAL STATEMENTS

U.S. dollars in thousands, except per share data

NOTE 5:-	SHAREHOLDERS’ EQUITY (Cont.)

13.	On March 11, 2019, the company signed agreement with new investor for a total consideration of $216, accordingly, on April 11, 2019, the Company issued 120,000 Shares. The Company also granted the investor warrants to purchase 70,000 Shares at a price of $3 per share for a period of 24 months.

14.	On March 11, 2019, the company signed agreement with new investor for a total consideration of $100, accordingly, on April 11, 2019, the Company issued 66,667 Shares.

15.	On March 12, 2019, the Company signed agreement with an investor pursuant to which, on April 11, 2019, the Company issued 140,000 Shares for a total consideration of $252. The Company also granted the investor warrants to purchase 70,000 Shares at a price of $3 per share for a period of 24 months.

16.	On April 12, 2019, the Company issued 33,333 Shares, which were granted as part of a loan agreement received on December 11, 2018.

17.	On August 15, 2019, the company issued 433,333 shares in respect of exercise of 433,333 warrants granted as part of the December 2018 Loan signed on December 11, 2018.

18.	On November 11, 2019, the Company issued 75,000 shares in respect to 75,000 RSU’s.

19.	On November 15, 2019, Company issued 19,877 Share to an investor as a result of a rachet clause from a previous investment.

20.	During the year ended December 31, 2020, a portion of the February 2019 Loan in the amount of $190 and accrued interest in the amount of $87 was converted into 10,455,212 Shares.

21.	On December 23, 2020, the Company issued 600,000 shares in respect to the exercise of 600,000 RSU’s.

c.	Warrants:

A summary of warrant activity during the years ended December 31, 2020, 2019 and for the three months ended 2018 is as follows:

	Number	Average exercise price
Warrants outstanding at October 1, 2018	-	$-
Granted	533,333	1.69
Exercised	-	-
Forfeited/Cancelled	-	-
Warrants outstanding at January 1, 2019	533,333	$1.69
Granted	1,050,833	1.67
Exercised	433,333	1.62
Forfeited/Cancelled	-	-
Warrants outstanding at December 31, 20219	1,150,833	$1.69
Granted	1,080,000	$0.18
Exercised	-	-
Forfeited/Cancelled	(100,000)	2.00
Warrants outstanding at December 31, 2020	2,130,833	$0.81

SEEDO CORP.

NOTES TO FINANCIAL STATEMENTS

U.S. dollars in thousands, except per share data

NOTE 5:-	SHAREHOLDERS’ EQUITY (Cont.)

The following warrant issues took place during the years ended December 31, 2020, 2019 and the three months ended December 31, 2018 and are outstanding as of December 31, 2020:

Issuance date	Warrants outstanding	Exercise price per warrant	Warrants outstanding and exercisable	Expiry date
February 21, 2019	137,500	$2.00	137,500	February 21, 2022
March 11, 2019	70,000	$3.00	70,000	March 11, 2021
March 11, 2019	333,333	$1.50	333,333	March 11, 2021
March 12, 2019	70,000	$3.00	70,000	March 12, 2021
October 15, 2019	440,000	$1.25	440,000	October 15, 2024
August 7, 2020	500,00	$0.20	500,000	August 7, 2025
August 11, 2020	250,00	$0.20	250,000	August 11, 2025
December 17, 2020	330,000	$0.15	330,000	December 17, 2021

	2,130,833		2,130,833

d.	Share option plans:

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

SEEDO CORP.

NOTES TO FINANCIAL STATEMENTS

U.S. dollars in thousands, except per share data

NOTE 5:-	SHAREHOLDERS’ EQUITY (Cont.)

(i) A summary of employee share options activity during the years ended December 31, 2020, 2019 and the three months ended December 31, 2018 is as follows:

	Number	Average weighted exercise price
Options outstanding at October 30, 2018 and December 31, 2018
Granted	1,635,880	$1.00
Exercised	-	-
Forfeited	(30,000)	-
Options outstanding at December 31, 2019	1,605,880	1.00
Granted (i) – (iv)	1,660,000	0.11
Exercised	-	-
Forfeited	(1,605,882)	-

Options outstanding at December 31, 2020	1,660,000	$0.11

Options exercisable at December 31, 2020	1,322,500

The following option issues took place during the years ended December 31, 2020 and 2019:

i.	On September 1, 2020, the Company, signed a contract with a consultant pursuance to which they were granted 150,000 options to purchase 150,000 shares at $0.07 per share, in 12 equal quarterly installments commencing from December 1, 2020. The options expire on September 1, 2025. The fair value of the stock options issued is $13 and was determined using the Black-Scholes option pricing model and the following assumptions: share price - $0.0835; exercise price - $0.07; expected life – 5 years; annualized volatility – 296%; dividend yield – 0%; risk free rate – 0.26%. During the year ended December 31, 2020, the Company recorded share-based expenses related to the options in the amount of $4.

ii.	On October 11, 2020, the Company granted a consultant 10,000 options to purchase 10,000 shares at a price of $0.30 per share. The options expire on March 11, 2021. The fair value of the stock options issued is $1 and was determined using the Black-Scholes option pricing model and the following assumptions: share price - $0.06475; exercise price - $0.3; expected life – 1.07 years; annualized volatility – 285%; dividend yield – 0%; risk free rate – 0.27%. During the year ended December 31, 2020, the Company recorded share-based expenses related to the options in the amount of $nil.

iii.	On October 13, 2020, the Company, through Saffron, signed a contract with a consultant pursuant to which they were granted 1,000,000 options to purchase 1,000,000 shares at $0.10 per share. 250,000 options vest immediately, and the remaining 750,000 vest in three equal amounts every six months thereafter. The options expire on October 13, 2023. The fair value of the stock options issued is $60 and was determined using the Black-Scholes option pricing model and the following assumptions: share price - $0.061; exercise price - $0.1; expected life – 3 years; annualized volatility – 286%; dividend yield – 0%; risk free rate – 0.31%. During the year ended December 31, 2020, the Company recorded share-based expenses related to the options in the amount of $27.

iv.

On November 3, 2020, the Company, through Saffron, signed a contract with a consultant pursuant to which they were granted 500,000 options to purchase 500,000 shares. 250,000 options are exercisable at $0.10 per Share and 250,000 options are exercisable at $0.15 per share. The options vest quarterly over one year. The fair value of the stock options issued is $25 and was determined using the Black-Scholes option pricing model and the following assumptions: share price - $0.051; exercise price - $0.1 and $0.15; expected life – 4.93 years; annualized volatility – 278%; dividend yield – 0%; risk free rate – 0.39%. During the year ended December 31, 2020, the Company recorded share-based expenses related to the options in the amount of $9.

SEEDO CORP.

NOTES TO FINANCIAL STATEMENTS

U.S. dollars in thousands, except per share data

NOTE 5:-	SHAREHOLDERS’ EQUITY (Cont.)

e.	Restricted Share Units:

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

A summary of RSU activity during the years ended December 31, 2020, 2019 and the three months ended December 31, 2018 is as follows:

Number
RSU outstanding at October 31, 2018 and December 31, 2018
Granted	1,023,450
Exercised	-
Forfeited	(893,200)
RSU outstanding at December 31, 2019	130,250
Granted (i) (ii)	1,035,000
Exercised	(675,000)
Forfeited	-

RSU’s outstanding at December 31, 2020	490,250

RSU’s exercisable at December 31, 2020	490,250

(i)	On September 1, 2020, the Company, the Company granted the CFO 360,000 RSU’s with an exercise price of nil. The RSU’s vest quarterly over three years. The fair value of the RSU’s at the date of the grant was $30. During the year ended December 31, 2020, the Company recorded share-based expenses related to the RSU’s in the amount of $3.
(ii)	On November 24, 2020, The Company granted two directors 300,000 RSU’s each, and one director 75,000 RSU’s. All these RSU’s vest immediately and have an exercise price of nil. The fair value of the RSU’s at the date of the grant was $128.

SEEDO CORP.

NOTES TO FINANCIAL STATEMENTS

U.S. dollars in thousands, except per share data

NOTE 6:-	TAXES ON INCOME

The Company’s subsidiaries are separately taxed under the domestic tax laws of the jurisdiction of incorporation of each entity.

a.	Corporate tax rates in U.S.:

On December 22, 2017, the U.S. Tax Cuts and Jobs Act (“the TCJA”) was signed into law, permanently lowering the corporate federal income tax rate from 35% to 21%, effective January 1, 2018. The company is subject to U.S. income tax laws. There are no significant provisions for U.S. federal, state or other taxes for any period.

b.	Corporate tax rates in Israel:

The Israeli statutory corporate tax rate and real capital gains were 23% in 2018-2020.

c.	Deferred income taxes:

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows:

	December 31,
	2020	2019	2018
Deferred tax assets:
Carry forward tax losses	$1,174	$2,380	$1,061

Net deferred tax asset before valuation allowance	1,174	2,380	1,061
Valuation allowance	(1,174)	(2,380)	1,061

Net deferred tax asset	$-	$-	$-

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that all or some portion of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences are deductible and net operating losses are utilized. Based on consideration of these factors, the Company recorded a full valuation allowance at December 31, 2020, 2019 and 2018.

d.	Net operating carry-forward losses for tax purposes:

As of December 31, 2020, the carry-forward losses amounting to approximately $5,600, which can be carried forward for an indefinite period.

SEEDO CORP.

NOTES TO FINANCIAL STATEMENTS

U.S. dollars in thousands, except per share data

NOTE 7:-	FINANCIAL EXPENSES, NET

	Year ended	Year ended	Three months ended
	December 31,	December 31,	December 31,
	2020	2019	2018
Bank commissions	$4	$-	$-
Financial expenses related to revaluation of convertible component in convertible loans	435	677	-
Financial expenses related to interest and revaluation of warrants	949	2,327	188
Foreign currency transactions and other		-	-

	$1,388	$3,004	$188

NOTE 8:-	RELATED PARIES

a.	The Company signed an agreement with the CFO, effective July 1, 2020, pursuant to which the CFO will received $3.5 per month.

b.	The Company signed an agreement with the CEO, effective November 1, 2020, pursuant to which the CEO will received $7.4 per month.

c.	On September 1, 2020, the Company, the Company granted the CFO 360,000 RSU’s with an exercise price of nil. The RSU’s vest quarterly over three years.

d.	On November 24, 2020, The Company granted two directors 300,000 RSU’s each, and one director 75,000 RSU’s.

NOTE 9:-	SUBSEQUENT EVENTS

a.	During January 2021 and February 2021, the Company continued to raise funds through the issuance of Promissory Notes in the amount of $430.

b.	In February 17, 2021, the Company granted two directors 250,000 restricted share units that vested immediately.

c.	On December 24, 2020, Saffron Tech, announced its intention to raise up to 5 million New Israeli Shekels (“NIS”) (approximately $1.6 million) at a pre-money valuation of NIS 20 million (approximately $6.225 million) through the Israeli crowd funding platform – Pipelbiz “Crowd Funding Round”). Assuming the maximum amount is raised, the Company will own approximately 80% of the Saffron Tech. The Crowd Funding Round was closed on February 16, 2021 having raised the full amount

SEEDO CORP.

INTERIM CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands, except per share data, except share and per share data

	March 31, 2020	December 31, 2019
		(audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2	$2

Total current assets	2	2

Total assets	$2	$2

LIABILITIES AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES

Accounts payable	64	64
Convertible loans	963	700

Liabilities held for sale, net	-	8,893

Total current liabilities	1,027	9,657

Fair Value of convertible component in convertible loans	700	677
Convertible Loan	218	323

Total long term liabilities	918	1,000

SHAREHOLDER’S DEFICIT
Ordinary Shares of $ 0.0001 par value:
Authorized: 500,000,000 shares at March 31, 2020 and December 31, 2019; Issued and Outstanding: 23,544,814 and 20,535,354 shares at March 31, 2020, and December 31, 2019, respectively	2	2
Additional Paid in capital	14,589	14,443
Accumulated deficit	(16,534)	(25,100)

Total shareholders’ deficit	(1,943)	(10,655)

Total liabilities and shareholders’ deficit	$2	$2

The accompanying notes are an integral part of the interim consolidated financial statements.

SEEDO CORP.

INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

U.S. dollars in thousands, except per share data, except share and per share data

	Three months ended	Three months ended
	March 31, 2020	March 31, 2019
Operating expenses:

General and administrative	$-	$(94)

Operating loss	-	(94)

Gain on liquidation of subsidiary	8,893

Financial expenses, net	(327)	(2,146)

Net Income (loss) from continued operations	8,566	(2,240)

Net Loss from discontinued operations	-	(1,351)

Net Income (loss)	$8,566	$(3,591)

Basic and diluted net loss per share	$0.36	$(0.21)

Weighted average number of Ordinary shares used in computing basic and diluted loss per share	22,737,274	17,028,124

The accompanying notes are an integral part of the interim consolidated financial statements.

SEEDO CORP.

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands, except per share data

	Three months ended
	March 31,
	2020	2019
Cash flows from operating activities:
Net Gain (Loss)	$8,566	$(3,591)
Adjustments to reconcile loss to net cash used in operating activities:
Depreciation and amortization	-	43
Change in fair value of convertible component in convertible loans	23	-
Financial expenses related to convertible loans	303	579
Financial expenses related to short-term loans	-	369
Financial expenses related to loans from related party	-	942
Loss from change of fair value of warrants	-	1
Gain on liquidation of subsidiary	(8,893)	-

Changes in assets and liabilities:
Increase in other accounts receivable	-	(31)
Increase in inventory	-	(119)
Decrease in advances from customers	-	(133)
Increase in trade payables	-	168
Increase in other accounts Payable	-	3

Net cash used in operating activities	-	(1,769)

Cash flows from investing activities
Purchase of property and equipment	-	(50)
Net cash used in investing activities	-	(50)

Cash flows from financing activities:
Issuance of Shares		3,017
Proceeds from convertible loans	-	258

Net cash provided by financing activities	-	3,275

Increase in cash and cash equivalents	-	1,456
Cash and cash equivalents at the beginning of period	2	1,008
Cash and cash equivalents at the end of period	$2	$2,464

Supplemental disclosures of cash flow information:
Cash paid for interest	-	35

Supplemental disclosures of non-cash flow information:
Conversion of convertible loans	146	2,050
Receipt on account of shares and issuance of warrants	-	3,017
Gain on liquidation of subsidiary	8,893	-

The accompanying notes are an integral part of the interim consolidated financial statements.

SEEDO CORP.

INTERIM CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands, except per share data, except share and per share data

	June 30, 2020	December 31, 2019
		(audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2	$2

Total current assets	2	-

Total assets	$2	$-

LIABILITIES AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES

Other accounts payables	64	64
Convertible loans	277	700
Liabilities held for sale, net	-	8,893

Total current liabilities	341	9,657

Fair value component of convertible loan	711	677
Convertible loan	396	323

Total long term liabilities	1,107	1,000

SHAREHOLDER’S DEFICIT
Ordinary Shares of $ 0.0001 par value:
Authorized: 500,000,000 shares at June 30, 2020 and December 31, 2019; Issued and Outstanding: 29,503,030 and 20,535,354 shares at June 30, 2020, and December 31, 2019, respectively	3	2
Additional Paid in capital	14,666	14,443
Accumulated deficit	(16,115)	(25,100)

Total shareholders’ deficit	(1,446)	(10,655)

Total liabilities and shareholders’ deficit	$2	$2

The accompanying notes are an integral part of the interim consolidated financial statements.

SEEDO CORP.

INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

U.S. dollars in thousands, except per share data, except share and per share data

	Three months ended			Six months ended
	June 30, 2020		June 30, 2019	June 30, 2020	June 30, 2019
Operating expenses:

General and administrative	$	*	$(40)	$-	$(134)

Operating loss		-	(40)	-	(134)

Gain on liquidation of subsidiary		700	-	9,593	-

Financial expenses, net		(281)	(513)	(608)	(2,659)

Net Income (loss) from continued operations		$419	(553)	$8,985	$(2,793)

Net Loss from discontinued operations		$-	(3,046)	$-	$(4,397)

Net Loss (gain)		$419	(3,599)	$8,985	$(7,190)

Basic and diluted net gain per share		$0.01	(0.18)	$0.30	$(0.39)

Weighted average number of Ordinary shares used in computing basic and diluted loss per share		28,895,409	19,744,022	25,173,336	18,403,800

Gain on expiration of convertible debenture

The accompanying notes are an integral part of the interim consolidated financial statements.

SEEDO CORP.

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands, except per share data

	Six months ended
	June 30,
	2020	2019
Cash flows from operating activities:
Net Gain (Loss)	$8,985	$(7,190)
Adjustments to reconcile loss to net cash used in operating activities:
Depreciation and amortization	-	86
Financial expenses related to convertible loans	574	622
Financial expenses related to short-term loans	-	800
Financial expenses related to loans from related party	-	942
Gain on liquidation of subsidiary	(9,593)
Share based compensation	-	1,011
Other	-	1
Change in fair value of convertible component in convertible loans	34	-
Loan based compensation

Changes in assets and liabilities:
Increase in other accounts receivable	-	(1,312)
Increase in inventory	-	(98)
Increase in advances from customers	-	(136)
Increase in trade payables	-	413
Increase in other accounts Payable	-	12

Net cash used in operating activities	-	(4,849)

Cash flows from investing activities
Purchase of property and equipment	-	(62)
Net cash used in investing activities	-	(62)

Cash flows from financing activities:
Proceeds from issuance of Shares	-	4,404
Proceeds from convertible loans	-	258
Issuance of warrants	-	514

Net cash provided by financing activities	-	5,176

Increase (Decrease) in cash and cash equivalents	-	265
Cash and cash equivalents at the beginning of period	2	1,008
Cash and cash equivalents at the end of period	$2	$1,273

Supplemental disclosures of cash flow information:
Cash paid for interest	-	35

Supplemental disclosures of non-cash flow information:
Conversion of convertible loans	223	2,300
Gain on liquidation of subsidiary	9,593	-
Exercise of warrants	-	700

The accompanying notes are an integral part of the interim consolidated financial statements.

SEEDO CORP.

INTERIM CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands, except per share data, except share and per share data

	September 30, 2020	December 31, 2019
		(audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$239	$2
Other current assets	1	-

Total current assets	240	2

Total assets	$240	$2

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES

Accounts payables	69	64
Convertible loans	339	700
Other accounts liabilities	59	-
Liabilities held for sale, net	-	8,893

Total current liabilities	467	9,657

Fair value component of convertible loan	978	677
Convertible loan	603	323

Total long term liabilities	1,581	1,000

SHAREHOLDER’S DEFICIT
Ordinary Shares of $ 0.0001 par value:
Authorized: 500,000,000 shares at September 30, 2020 and December 31, 2019; Issued and Outstanding: 29,503,030 and 20,535,354 shares at September 30, 2020, and December 31, 2019, respectively	3	2
Additional Paid in capital	14,719	14,443
Accumulated deficit	(16,530)	(25,100)

Total shareholders’ deficit	(1,808)	(10,655)

Total liabilities and shareholders’ deficit	$240	$2

The accompanying notes are an integral part of the interim consolidated financial statements.

SEEDO CORP.

INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

U.S. dollars in thousands, except per share data, except share and per share data

	Three months ended		Nine months ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Operating expenses:

Research and development	$(2)	-	$(2)	$-
General and administrative	(123)	(17)	(123)	(151)

Operating loss	(125)	(17)	(125)	(151)

Gain on liquidation of subsidiary	-	-	9,593	-

Financial expenses, net	(290)	(83)	(898)	(2,742)

Net Income (loss) from continued operations	$(415)	(100)	$8,570	$(2,893)

Net Loss from discontinued operations	$-	(3,025)	$-	$(7,422)

Net Income (loss)	$(415)	(3,125)	$8,570	$(10,315)

Basic and diluted net loss per share	$(0.02)	(0.16)	$0.29	$(0.54)

Weighted average number of Ordinary shares used in computing basic and diluted loss per share	26,632,090	20,001,386	29,502,030	19,019,390

The accompanying notes are an integral part of the interim consolidated financial statements.

SEEDO CORP.

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands, except per share data

	Nine months ended
	September 30,
	2020	2019
Cash flows from operating activities:
Net Gain (Loss)	$8,570	$(10,315)
Adjustments to reconcile loss to net cash used in operating activities:
Depreciation and amortization	-	131
Change in fair value of convertible component in convertible loans	301	-
Financial expenses related to convertible loans	596	640
Financial expenses related to short-term loans	-	657
Financial expenses related to loans from related party	-	942
Gain from liquidation of subsidiary	(9,593)	-
Share based compensation	-	1,921
Other		1

Changes in assets and liabilities:
Increase in other accounts receivable	(1)	(660)
Increase in inventory	-	(386)
Increase in advances from customers	-	(574)
Increase in trade payables	5	1,245
Increase in other accounts payable	59	358

Net cash used in operating activities	(63)	(6,040)

Cash flows from investing activities
Purchase of property and equipment	-	(62)
Net cash used in investing activities	-	(62)

Cash flows from financing activities:
Proceeds from issuance of Shares	-	4,404
Proceeds from convertible loans	300	258
Proceeds from short term loans	-	463
Repayment of short term loan	-	(300)
Issuance of warrants	-	514

Net cash provided by financing activities	300	5,339

Increase (Decrease) in cash and cash equivalents	237	(763)
Cash and cash equivalents at the beginning of period	2	1,008
Cash and cash equivalents at the end of period	$239	$245

Supplemental disclosures of cash flow information:
Cash paid for interest	-	210

Supplemental disclosures of non-cash flow information:
Conversion of convertible loans	223	2,300
Gain from liquidation of subsidiary	9,593	-
Exercise of warrants	-	700

The accompanying notes are an integral part of the interim consolidated financial statements.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except per share data

NOTE 1 - GENERAL

Seedo Corp. (the “Company”), was incorporated on January 16, 2015, as GRCR Partners Inc., under the laws of Delaware. Prior to September 14, 2018, the Company was solely a provider of risk management and asset protection (“RAP”) services for businesses, individuals and families. On September 14, 2018, the Company acquired Eroll Grow Tech Ltd. (“Eroll”), an Israeli company incorporated on May 18, 2015 (the “Acquisition”). On September 17, 2018, the Company’s name was changed to Seedo Corp. Since the Acquisition of Eroll and through to December 31, 2019, Eroll produced a plant growing device managed and controlled by an artificial intelligent algorithm, allowing consumers to grow their own herbs and vegetables effortlessly from seed to plant, while providing optimal conditions to assure premium quality produce year-round.

On July 19, 2020, the Company formed a new wholly-owned subsidiary in Israel, Hachevra Legiduley Pkaot Beisrael Ltd. (the “New Subsidiary”), to develop a fully automated and remotely managed system for growing saffron and other vegetables. On November 5, 2020, the New Subsidiary changed its name to Saffron-Tech Ltd. (“Saffron Tech”).

The Company, through Saffron Tech, is focusing on its in-house research and development of agriculture technology products, among others, in the fields of exotic plants and mushrooms. Saffron Tech plans to roll out its proof of concept in the coming months. This technology will provide turnkey automated growing containers for high-quality, high-yield saffron all year round. The Company is in advanced stages of developing and testing a fully automated and remotely managed system for growing high-quality, high-yield saffron anywhere and anytime.

Going Concern

The Company has a history of losses, an accumulated deficit, have negative working capital and have not generated cash flow from our operations to support a meaningful and ongoing business plan. It is management’s opinion that these conditions raise substantial doubt about the Company’s ability to continue as a going concern.

In view of these matters, the Company’s ability to continue as a going concern is dependent upon the development, marketing and sales of a viable product to achieve a level of profitability. The Company intends on financing future development activities and working capital needs largely from the sale of private and public equity securities with additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements. The unaudited, interim financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should we be unable to continue as a going concern.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Unaudited Interim Financial Statements

The accompanying unaudited financial statements include the accounts of the Company, prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with the instructions to Form 10-Q and Article 10 of U.S. Securities and Exchange Commission Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the financial statements presented herein have not been audited by an independent registered public accounting firm but include all material adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial condition, results of operations and cash flows for the for three-months ended March 31, 2020, the six months ended June 30, 2020 and the nine-months ended September 30, 2020. However, these results are not necessarily indicative of results for any other interim period or for the year ended December 31, 2020. The preparation of financial statements in conformity with GAAP requires the Company to make certain estimates and assumptions for the reporting periods covered by the financial statements. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses. Actual amounts could differ from these estimates.

Certain information and footnote disclosures normally included in financial statements in accordance with generally accepted accounting principles have been omitted pursuant to the rules of the U.S. Securities and Exchange Commission (“SEC”). The accompanying unaudited condensed financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on March 17, 2021 (the “Annual Report”). For further information, reference is made to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except per share data

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION (Cont.)

Use of Estimates

The preparation of unaudited condensed financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, certain revenues and expenses, and disclosure of contingent assets and liabilities as of the date of the financial statements. Actual results could differ from those estimates. Estimates are used when accounting for Warrants and Convertible Note and Going Concern.

Derivative and Fair Value of Financial Instruments

Fair value accounting requires bifurcation of embedded derivative instruments such as conversion features in convertible debt or equity instruments and measurement of their fair value for accounting purposes. In assessing the convertible debt instruments, management determines if the convertible debt host instrument is conventional convertible debt and further if there is a beneficial conversion feature requiring measurement. If the instrument is not considered conventional convertible debt under ASC 470, the Company will continue its evaluation process of these instruments as derivative financial instruments under ASC 815.

Once determined, derivative liabilities are adjusted to reflect fair value at each reporting period end, with any increase or decrease in the fair value being recorded in results of operations as an adjustment to fair value of derivatives.

Fair value of certain of the Company’s financial instruments including cash, accounts receivable, accounts payable, accrued expenses, notes payables, and other accrued liabilities approximate cost because of their short maturities. The Company measures and reports fair value in accordance with ASC 820, “Fair Value Measurements and Disclosure” defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements.

Fair value, as defined in ASC 820, is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value of an asset should reflect its highest and best use by market participants, principal (or most advantageous) markets, and an in-use or an in-exchange valuation premise. The fair value of a liability should reflect the risk of nonperformance, which includes, among other things, the Company’s credit risk.

Valuation techniques are generally classified into three categories: the market approach; the income approach; and the cost approach. The selection and application of one or more of the techniques may require significant judgment and are primarily dependent upon the characteristics of the asset or liability, and the quality and availability of inputs. Valuation techniques used to measure fair value under ASC 820 must maximize the use of observable inputs and minimize the use of unobservable inputs. ASC 820 also provides fair value hierarchy for inputs and resulting measurement as follows:

Level 1:	Quoted prices (unadjusted) in active markets that are accessible at the measurement date for identical assets or liabilities.

Level 2:	Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability; and inputs that are derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities; and

Level 3:	Unobservable inputs for the asset or liability that are supported by little or no market activity, and that are significant to the fair values.

Fair value measurements are required to be disclosed by the Level within the fair value hierarchy in which the fair value measurements in their entirety fall. Fair value measurements using significant unobservable inputs (in Level 3 measurements) are subject to expanded disclosure requirements including a reconciliation of the beginning and ending balances, separately presenting changes during the period attributable to the following: (i) total gains or losses for the period (realized and unrealized), segregating those gains or losses included in earnings, and a description of where those gains or losses included in earning are reported in the statement of income.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except per share data

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION (Cont.)

The Company’s financial assets and liabilities that are measured at fair value on a recurring basis by level within the fair value hierarchy are as follows:

	Balance as of March 31, 2020
	Level 1	Level 2	Level 3	Total
Liabilities:
Fair Value of convertible component in convertible loan, net of discounts and debt issue costs	$-	$-	$700	$700

Total liabilities	$-	$-	$700	$700

	Balance as of June 30, 2020
	Level 1	Level 2	Level 3	Total
Liabilities:
Fair Value of convertible component in convertible loan, net of discounts and debt issue costs	$-	$-	$711	$711

Total liabilities	$-	$-	$711	$711

	Balance as of September 30, 2020
	Level 1	Level 2	Level 3	Total
Liabilities:
Fair Value of convertible component in convertible loan, net of discounts and debt issue costs	$-	$-	$978	$978

Total liabilities	$-	$-	$978	$978

The Company estimated the fair value of BCF using the Black-Scholes-Merton option pricing model using the following weighted average assumptions:

	March 31, 2020	June 30, 2020	September 30, 2020
Dividend yield	0%	0%	0%
Risk-free interest rate	0.2%	0.16%	0.12-0.13%
Expected term (in years)	1.54	1.29	1.04-1.83
Volatility	171.37%	174.65%	161.46-175.3%

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION (Cont.)

Recent Accounting Standards announced

In June 2016, FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 amends the impairment model to utilize an expected loss methodology in place of the currently used incurred loss methodology, which will result in the more timely recognition of losses. Topic 326 was adopted by the Company on January 1, 2020. The adoption did not have a material impact on the Company’s consolidated financial statements.

In August 2020, the FASB issued ASU No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (ASU 2020-06), which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts in an entity’s own equity. Among other changes, ASU 2020-06 removes from GAAP the liability and equity separation model for convertible instruments with a cash conversion feature and a beneficial conversion feature (“BCF”), and as a result, after adoption, entities will no longer separately present in equity an embedded conversion feature for such debt. Similarly, the embedded conversion feature will no longer be amortized into income as interest expense over the life of the instrument. Instead, entities will account for a convertible debt instrument wholly as debt unless (1) a convertible instrument contains features that require bifurcation as a derivative under ASC Topic 815, Derivatives and Hedging, or (2) a convertible debt instrument was issued at a substantial premium. Additionally, ASU 2020-06 requires the application of the if-converted method to calculate the impact of convertible instruments on diluted earnings per share (EPS). ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, with early adoption permitted for fiscal years beginning after December 15, 2020 and can be adopted on either a fully retrospective or modified retrospective basis. The adoption of this standard is not expected to result in a material impact to the Company’s financial statements.

NOTE 3 – SIGNIFICANT EVENTS DURING THE PERIOD

a.	During the three months ended March 31, 2020, the Company converted a portion of the February 2019 Loan in the amount of $95 and accrued interest in the amount of $51 to 3,009,460 Shares.

During the three months ended June 30, 2020, the Company converted a portion of the February 2019 Loan in the amount of $65 and accrued interest in the amount of $13 to 5,957,216 Shares.

On July 19, 2020, the Company formed a new wholly-owned subsidiary in Israel, Hachevra Legiduley Pkaot Beisrael Ltd. (the “New Subsidiary”), to develop a fully automated and remotely managed system for growing saffron and other vegetables. On November 5, 2020, the New Subsidiary changed its name to Saffron-Tech Ltd (or “Saffron”).

b.	On August 7, 2020 and August 11, 2020, the Company received two convertible loans from two third parties (“August 2020 Lenders”) in the aggregate amount of $300 (the “August 2020 Loan”). Per the terms of the Agreements, the August 2020 Loans have a maturity date of August 7, 2022 and August 11, 2020 (“Maturity Date”) and accrue annual interest at a rate of 10%

The August 2020 Loans are convertible by the August 2020 Lenders into Shares, at their discretion, at the lower of a fixed price of $0.102 (the “Fixed Conversion Price”) or 80% of the lowest volume weighted average price (“VWAP”) of the Company’s common stock during the 10 trading days immediately preceding the conversion date (the “Market Conversion Price”).

The Company also granted the August 2020 Investors warrants to purchase 750,000 shares of common stock of the Company at an exercise price of $0.20 per share, such exercise price is subject to any future price-based anti-dilution adjustments. As the Company early adopted ASU 2017-11 the warrants were classified in shareholders equity.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – SIGNIFICANT EVENTS DURING THE PERIOD (Cont.)

The Company estimated the fair value of warrants using the Black-Scholes-Merton option pricing model using the following weighted average assumptions:

August 2020
Share price	$0.086
Dividend yield	0%
Risk-free interest rate	0.21%
Expected term (in years)	5
Volatility	176.96%

The fair value of the warrants granted was $53.

The Company accounted for the August 2020 Loan in accordance with ASC 470-20, Debt with conversion and other Options. The combined intrinsic value of the BCF for the August 2020 Loan was calculated and valued at $378, , and the Company allocated $378to the BCF as a liability. As of December 31, 2020, the BCF was revalued at $502.

The Company estimated the fair value of BCF using the Monte Carlo option pricing model using the following weighted average assumptions:

	August 2020	December 31, 2020
Share price	$0.086	$0.15
Dividend yield	0	0%
Risk-free interest rate	0.11%	0.12%
Expected term (in years)	2	1.58
Volatility	164.04%	142.65%

During the year ended December 31, 2020, the Company recorded interest and financial expenses related to August 2020 Lenders in the amount of $327.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – SIGNIFICANT EVENTS DURING THE PERIOD (Cont.)

c.	During November 2020 through to December 31, 2021, the Company received $425 from third party investors from the issuance of convertible promissory notes in respect thereof (“Promissory Notes”). The Promissory Notes bear no interest, are convertible into Shares based on a fixed conversion price of $0.10 per share and mature between 6 and 24 months from the issuance date. Pursuant to Promissory Notes one of the investors received warrants to purchase 660,000 Shares at an exercise price of $0.15 for a period of 1 year.

The Company estimated the fair value of warrants using the Black-Scholes-Merton option pricing model using the following weighted average assumptions:

Share Price	$0.15-$0.29
Dividend yield	0%
Risk-free interest rate	0.1%
Expected term (in years)	0.5-2
Volatility	176%

The fair value of the warrants granted was $42, is included in the warrants as additional paid in capital.

The Company accounted for the Promissory Notes in accordance with ASC 470-20, Debt with conversion and other Options. The intrinsic value of the BCF was calculated and the Company allocated $425 to the BCF as additional paid in capital.

During the year ended December 31, 2020, the Company recorded interest and financial expenses related to Promissory Notes in the amount of $65.

NOTE 4:-	RELATED PARIES

a.	The Company signed an agreement with the CFO, effective July 1, 2020, pursuant to which the CFO will received $3.5 per month,

b.	The Company signed an agreement with the CEO, effective November 1, 2020, pursuant to which the CEO will received $7.4 per month.

c.	On September 1, 2020, the Company, the Company granted the CFO 360,000 RSU’s with an exercise price of nil. The RSU’s vest quarterly over three years.

d.	On November 24, 2020, The Company granted two directors 300,000 RSU’s each, and one director 75,000 RSU’s.

NOTE 5:-	SUBSEQUENT EVENTS

a.	During January 2021 and February 2021, the Company continued to raise funds through the issuance of Promissory Notes in the amount of $430.

b.	In February 17, 2021, the Company granted two directors 250,000 restricted share units that vested immediately.

c.	On December 24, 2020, Saffron Tech, announced its intention to raise up to 5 million New Israeli Shekels (“NIS”) (approximately $1.6 million) at a pre-money valuation of NIS 20 million (approximately $6.225 million) through the Israeli crowd funding platform – Pipelbiz “Crowd Funding Round”). Assuming the maximum amount is raised, the Company will own approximately 80% of the Saffron Tech. The Crowd Funding Round was closed on February 16, 2021 having raised the full amount

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Effective as of October 12, 2020, the Company dismissed Ernst & Young Global (“EY”, as its independent registered public accounting firm and engaged Ilanit Halperin, CPA as the as the independent registered public accounting firm to audit the Company’s financial statements for the fiscal year ended December 31, 2020, 2019 and the three month period ended December 31, 2018.

EY audit reports on the Company’s financial statements for the fiscal years ended September 30, 2018 and September 30, 2017 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles, except that the reports contained an explanatory paragraph noting that there was substantial doubt as to the Company’s ability to continue as a going concern. During the years ended September 30, 2018 and September 30, 2017 and the subsequent interim period through the date of EY’s dismissal, there were no disagreements with EY on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of EY would have caused it to make reference to the subject matter thereof in connection with its report.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of our Annual Report on Form 10-K, an evaluation was carried out by management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act) as of December 31, 2019. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

During evaluation of disclosure controls and procedures as of December 31, 2019 conducted as part of our annual audit and preparation of our annual financial statements, management conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures and concluded that our disclosure controls and procedures were not effective.

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

In order to ensure that our internal control over financial reporting is effective, management regularly assesses controls and did so most recently for its financial reporting as of December 31, 2019.

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

As a result of the management evaluation of company internal control over financial reporting described above, the Company’s management has concluded that, as of December 31, 2020, the Company’s internal control over financial reporting was not based on the criteria in Internal Control – Integrated Framework issued by COSO.

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

Changes in Internal Control Over Financial Reporting

As of the end of the period covered by this report, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the year ended December 31, 2020, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Our management consists of:

Name	Age	Title
Gil Feiler	60	Chairman of the Board of Directors
David Freidenberg	43	Chief Executive Officer
Gadi Levin	48	Chief Financial Officer

Gil Feiler, 60, has been a director of the Corporation and chairman of the board of directors since June 2020. Gil serves as the Director Bank of Georgia (LSE: BGEO), Partner at Forest Investment House ($1 Billion AUM). Dr. Feiler serves as Head of Scientific Advisory Board of Cannabics Inc. (OTC: CNBX). He has served as a Board Member of Advanced Vision Technology (VSJ), the Board of Habenleumi Bank Mutual Fund Division (Dikla); advisor for the Government of Ras al-Khemah, United Arab Emirates. Dr. Feiler has published extensively on business opportunities and is a frequent speaker in world events including the World Economic Forum at Davos. Dr. Feiler holds a PhD in Middle East Economics from Tel Aviv University (1989), and is a graduate of the International Management Program of the Technion (2002)

David Freidenberg, 43, has been a Director of the Corporation since June 2020, and on October 25, 2020 he was appointed the CEO of the Saffron Tech Ltd (“Saffron Tech”), the Corporation’s wholly owned subsidiary in Israel. Mr. Freidenberg has spent the last few months advancing Saffron Tech’s activities in Israel. He also has extensive experience in the telecommunications and information technology (IT) industries including Vice President of Sales & Business Development at Trigyn Technologies, an IT services provider with $130 million in annual revenue. Past posts include CEO and Director of POMM Inc.; CEO and Director of Chip Pc; COO of Nidam Communication as well as a Director and manager for Hot cable TV, and Bezeq (Israeli National telephone company). David received both his BA in Economics (2003) and MBA in finance and accounting (2007) from Hebrew University.

Gadi Levin, CA, MBA, Chief Financial Officer and Secretary, was appointed Chief Financial Officer and Secretary of the Company on February 1, 2016. Mr. Levin has also served as Chief Financial Officer and Director of Vaxil Bio Ltd since March 1, 2016 Mr. Levin has also serves as the Finance Director of Eco (Atlantic) Oil & Gas Ltd. since December 1, 2016. Mr. Levin has over 15 years of experience working with public US, Canadian and multi-jurisdictional public companies. Previously, Mr. Levin served as Chief Financial Officer of DarioHeath Corp from November 2013 through January 2015. Mr. Levin also served as the Vice President of Finance and Chief Financial Officer for two Israeli investment firms specializing in private equity, hedge funds and real estate. Mr. Levin began his CPA career at the accounting firm Arthur Andersen, where he worked for nine years, specializing in U.S. listed companies involved in IPOs. Mr. Levin has a Bachelor of Commerce degree in Accounting and Information Systems from the University of the Cape Town, South Africa, and a post graduate diploma in Accounting from the University of South Africa. He received his Chartered Accountant designation in South Africa and has an MBA from Bar Ilan University in Israel.

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

Committees of the Board

All proceedings of the board of directors for the fiscal year ended December 31, 2019 were conducted by resolutions consented to in writing by our board of directors and filed with the minutes of the proceedings of our board of directors. Our company currently does not have nominating, compensation or audit committees or committees performing similar functions nor does our company have a written nominating, compensation or audit committee charter. Our board of directors does not believe that it is necessary to have such committees because it believes that the functions of such committees can be adequately performed by the board of directors.

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

Audit Committee Financial Expert

We do not have a standing audit committee. Our directors perform the functions usually designated to an audit committee. Our board of directors has determined that we do not have a board member that qualifies as an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K, nor do we have a board member that qualifies as “independent” as the term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(14) of the NASD Rules.

We believe that our board of directors is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. Our board of directors does not believe that it is necessary to have an audit committee because management believes that the functions of an audit committees can be adequately performed by the board of directors. In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the stage of our development and the fact that we have not generated positive cash flow to date.

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

Indemnification

Under our Articles of Incorporation and Bylaws of the corporation, we may indemnify an officer or director who is made a party to any proceeding, including a law suit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our best interest. We may advance expenses incurred in defending a proceeding. To the extent that the officer or director is successful on the merits in a proceeding as to which he is to be indemnified, we must indemnify him against all expenses incurred, including attorney’s fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the State of Delaware.

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

No member of the Board of Directors will be required by us to work on a full-time basis. Accordingly, certain conflicts of interest may arise between us and our director(s) in that they may have other business interests in the future to which they devote their attention, and they may be expected to continue to do so although Directors time must also be devoted to our business. As a result, conflicts of interest may arise that can be resolved only through their exercise of such judgment as is consistent with each officer’s understanding of his/her fiduciary duties to us.

Currently we have two, and will seek to add additional officer(s) and/or director(s) as and when the proper personnel are located and terms of employment are mutually negotiated and agreed, and we have sufficient capital resources and cash flow to make such offers.

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

Item 11. Executive Compensation.

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table presents summary information regarding the total compensation awarded to, earned by, or paid to each of the named executive officers for services rendered:

				Stock	All Other
Name and Principal Position	Year	Salary	Bonus	Awards	Compensation	Total

David Grossman, CEO(1)	2019	$-	$–	–	$–	$-
	2020	$-	$–	14	$–	$-

David Freidenberg, CEO(2)	2019	$-	$–	–	$–	$-
	2020	$-	$–	57	$22	$77

Gadi Levin, CEO(4)	2019	$-	$–	–	$–	$-
	2020	$-	$–	3	$17	$20

(3)	From June 24, 2020 to December 24, 2020
(4)	As of December 24, 2020
(5)	As of September 1, 2020

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

As of December 31, 2020, we had 31,665,566 shares of common stock outstanding which was held by 62 shareholders. The chart below sets forth the ownership, or claimed ownership, of certain individuals and entities. This chart discloses those persons known by the board of directors to have, or claim to have, beneficial ownership of more than 5% of the outstanding shares of our common stock as of December 31, 2020; of all directors and executive officers of SEEDO CORP; and of our directors and officers as a group.

Name	Number of Shares (1)	% Ownership
David Freidenberg	300,000	0.95%
Gil Feiler	700,000	2.21%
Gadi Levin	-	-
All officers and directors	1,000,000	3.16%
Cannabics Pharmaceutical Inc.	3,521,743	11.12%

(1)	The percent of common stock owned is calculated using the sum of the number of shares of common stock owned divided by the total number of common stock outstanding as of December 31, 2020.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The Company has no business relations or activity with any affiliates.

Item 14. Principal Accounting Fees and Services.

The following table indicates the fees paid by us for services performed for the:

	Year Ended December 31, 2020	Year Ended December 31, 2019
Auditing fees	50,000	50,000

Total	50,000	50,000

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following exhibits are incorporated into this Form 10-K Annual Report:

Exhibit Number	Description
31.1*	Rule 13a-14(a) Certification of the Chief Executive Officer
31.2*	Rule 13a-14(a) Certification of the Chief Financial Officer
32.1*	Section 1350 Certification of Chief Executive Officer
32.2*	Section 1350 Certification of Chief Financial Officer
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed along with this document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Seedo Corp.

Date: March 17, 2021	By:	/s/ David Freidenburg
David Freidenburg
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: March 17, 2021	By:	/s/ Gadi Levin
Gadi Levin
	Title:	Chief Financial Officer (Principal Financial Officer)