Form 10-Q
period 2021-03-31
SEEDO CORP.
filed 2021-05-20
CIK 1661600

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period from   January 1, 2021   to March 31, 2021.

Commission   file number:   333-208814

SEEDO CORP.

(Exact name of registrant as specified in its charter)

Delaware	47-2847446
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

#3 Bethesda Metro Center, #700 Bethesda, Md	20814
(Address of principal executive offices)	(Zip Code)

800 608-6432

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

As of May 20th, 2021, the registrant had 32,395,816 shares of its Common Stock, $0.0001 par value, outstanding.

When used in this quarterly report, the terms “Seedo Corp.” “the Company,” “we,” “our,” and “us” refer to Seedo Corp.

i

PART I. Financial Information

SEEDO CORP.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2021

SEEDO CORP.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2021

IN THOUSANDS OF U.S. DOLLARS

- - - - - - - - - - - -

SEEDO CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands, except share and per share data

		March 31	December 31
	Note	2021	2020
		(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents		$1,801	$411

Other current assets		68	7

Total current assets		1,869	418

Property and equipment, net		7	-

Total assets		$1,876	$418

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES

Trade payables		1	51
Convertible loans (Note 3)		1,582	1,128
Fair value of convertible component in convertible loans (Note 3)		652	610
Other current liabilities		104	100
Total current liabilities		2,339	1,889

LONG-TERM LIABILITIES
Fair value of convertible component in convertible loans (Note 3)		1,360	502
Convertible loan (Note 3)		118	73
Total long term liabilities		1,478	575

SHAREHOLDER’S DEFICIT (Note 5)
Ordinary shares of $0.0001 par value
Authorized: 500,000,000 shares at March 31, 2021 and December 31, 2020; Issued and Outstanding: 32,295,816 and 31,665,566 shares at March 31, 2021 and December 31, 2020, respectively		3	3
Additional Paid in capital		17,461	15,409
Accumulated deficit		(19,655)	(17,458)

		(2,191)	(2,046)
Non-controlling interests		250	-
Total shareholders’ deficit		(1,941)	(2,046)

Total liabilities and shareholders’ deficit		$1,876	$418

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEEDO CORP.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

U.S. dollars in thousands, except share and per share data

	Three months ended March 31
	2021	2020

Operating expenses:

Research and development	$(176)	$-

Selling and marketing	(68)	-

General and administrative	(540)	-
Operating loss	(784)	-

Gain on liquidation of subsidiary	-	8,893

Financial expenses, net (Note 6)	(1,447)	(327)

Net Income (Loss)	$(2,231)	$8,566

Non-controlling interests	34	-
Net Income (loss) attributable to equity holders of the Company	(2,197)	8,566

Basic and diluted net loss per share attributable to equity holders of the Company	$(0.07)	$0.36
Weighted average number of ordinary shares used in computing basic and diluted loss per share	31,814,072	22,737,274

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEEDO CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

U.S. dollars in thousands, except share and per share data

			Additional		Total
	Ordinary shares		Paid in	Accumulated	Shareholders’	Non-controlling
	Number	Amount	capital	Deficit	Deficiency	interests	Total

Balance as of January 1, 2020	20,535,354	$2	$14,443	$(25,100)	$(10,655)	-	(10,655)

Conversion of convertible loans	3,009,460	-	146	-	146	-	146

Net Gain	-	-	-	8,566	8,566	-	8,566
Balance as of March 31, 2020 (Unaudited)	23,544,814	$2	$14,589	$(16,534)	$(1,943)	-	(1,943)

Balance as of January 1, 2021	31,665,566	$3	$15,409	$(17,458)	$(2,046)	-	(2,046)
Transactions with non-controlling interests	-	-	1,122	-	1,122	284	1,406
Share Based Compensation to employees and non-employees	-	-	27	-	27	-	27
Beneficial conversion feature related to convertible loans	-	-	530	-	530	-	530
Exercise of warrants	-	-	39	-	39	-	39
Issuance of shares in respect of RSU’s	630,250	-	334	-	334	-	334
Net Loss	-	-	-	(2,197)	(2,197)	(34)	(2,231)
Balance as of March 31, 2021 (Unaudited)	32,295,816	$3	$17,461	19,655	(2,191)	250	(1,941)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEEDO CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

U.S. dollars in thousands

	Three months ended
	March 31,
	2021	2020
Cash flows from operating activities:
Net Gain (Loss)	$(2,231)	$8,566
Adjustments to reconcile loss to net cash used in operating activities:
Depreciation and amortization	1	-
Share based compensation expenses to employees and non-employees	361	-
Financial expenses related to convertible loans and warrants	538	304
Change in fair value of convertible component in convertible loans	900	23
Gain on liquidation of subsidiary	-	(8,893)
Changes in assets and liabilities:
Decrease in other accounts receivable	(61)	-
Decrease in trade payables	(50)	-
Increase in other accounts payable	4	-
Net cash used in operating activities	(538)	-

Cash flows from investing activities
Purchase of property and equipment	(8)	-
Net cash used in investing activities	(8)	-

Cash flows from financing activities:
Proceeds from convertible loans	530	-
Proceeds from issuance of shares to minority interests in subsidiary	1,406	-

Net cash provided by financing activities	1,936	-

Increase in cash and cash equivalents and restricted cash	1,390	-
Cash and cash equivalents and restricted cash at the beginning of the year	411	2

Cash and cash equivalents at the end of the period	$1,801	$2

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	-

Supplemental disclosures of non- cash flow information:
Conversion of convertible loans	$-	$146
Gain on liquidation of subsidiary	$-	$8,893

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

During the third quarter of 2019, Eroll was experiencing financial and operational difficulties and during 2020, and entered liquidation proceeding through the Israeli court. On March 25, 2020, the Nazareth District Court of the State of Israel (the “Court”) approved the purchase of all of Eroll's assets by a non-related third-party and therefore, the Company no longer has any legal ties nor privity with Eroll.

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

On December 24, 2020, Saffron Tech, announced its intention to raise up to 5 million New Israeli Shekels (“NIS”) (approximately $1.6 million) at a pre-money valuation of NIS 20 million (approximately $6.225 million) through the Israeli crowd funding platform – Pipelbiz “Crowd Funding Round”). The Crowd Funding Round was closed on February 16, 2021 having raised the full amount. Following the Crowd Funding Round, the Company owns 79.82% of Saffron Tech.

b.	The Company has an accumulated deficit in the total amount of $19,655 as of March 31, 2021, the Company has negative operating cash flow in the total amount of $538 for the three months ended March 31, 2021, further losses are anticipated in the development of its business. Those factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due.

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

The consolidated financial statements for the three months ended March 31, 2021, do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from uncertainty related to the Company’s ability to continue as a going concern.

SEEDO CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
U.S. dollars in thousands

NOTE 1:-	GENERAL (Cont.)

c.	The COVID-19 pandemic, which originated in China in late 2019, has since spread across the globe and affected the economic condition of most, if not all, countries, including the United States, Israel and many countries in Europe. On March 11, 2020, the World Health Organization declared the outbreak a pandemic. While COVID-19 is still spreading and the final implications of the pandemic are difficult to estimate at this stage, it is clear that it has affected the lives of a large portion of the global population. As of March 31, 2021, the pandemic has caused repeated states of emergency to be declared in various countries, ongoing and extended travel restrictions have been imposed for several months, strict quarantines rules have been established and maintained for an extended period of time in a plethora of jurisdictions and various institutions and companies have been closed and rendered bankrupt. The Company is actively monitoring the pandemic and is taking any necessary measures to respond to the situation in cooperation with the various stakeholders. Due to the uncertainty surrounding the COVID-19 pandemic, the Company will continue to assess the situation, including government-imposed restrictions, market by market. It is not possible at this time to estimate the full impact that the COVID-19 pandemic could have on the Company’s business, the continued spread of COVID-19, and any additional measures taken by governments, health officials or by the Company in response to such spread, could have on the Company’s business, results of operations and financial condition. The COVID-19 pandemic and mitigation measures have also negatively impacted global economic conditions, which, in turn, could adversely affect the Company’s business, results of operations and financial condition. The extent to which the COVID-19 outbreak continues to impact the Company’s financial condition will depend on future developments that are highly uncertain and cannot be predicted, including new government actions or restrictions, new information that may emerge concerning the severity, longevity and impact of the COVID-19 pandemic on economic activity.

NOTE 2:-	UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Basis of Presentation and Principles of Consolidation:

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary and were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”)

All intercompany accounts and transactions have been eliminated in consolidation.

Unaudited Interim Financial Information

The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with GAAP and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from this report, as is permitted by such rules and regulations. Accordingly, these condensed consolidated financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2020 and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 17, 2021 (the “2020 Annual Report”). The results for any interim period are not necessarily indicative of results for any future period.

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments that are necessary to present fairly the Company’s financial position and results of operations for the interim periods presented .The results for the three months ended March 31, 2021 are not necessarily indicative of the results for the year ending December 31, 2021, or for any future period.

As of March 31, 2021, there have been no material changes in the Company’s significant accounting policies from those that were disclosed in the 2020 Annual Report.

SEEDO CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
U.S. dollars in thousands

NOTE 2:-	UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

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

The Company elected to measure some of the convertible loans under the fair value option. Under the fair value option the convertible loans will be measured at fair value in each reporting period until they will be converted, with changes in the fair values being recognized in the Company’s consolidated statement of operations as financial income or expense. The proceeds received for the issuance of the convertible loans were allocated at fair value conducted on an arm’s-length basis.

The Company’s financial assets and liabilities that are measured at fair value on a recurring basis by level within the fair value hierarchy are as follows:

	Balance as of March 31, 2021
	Level 1	Level 2	Level 3	Total
Liabilities:
Fair Value of convertible component in convertible loan, net of discounts and debt issue costs	$-	$-	$2,012	$2,012

Total liabilities	$-	$-	$2,012	$2,012

	Balance as of December 31, 2020
	Level 1	Level 2	Level 3	Total
Liabilities:
Fair Value of convertible component in convertible loan, net of discounts and debt issue costs	$-	$-	$1,112	$1,112

Total liabilities	$-	$-	$1,112	$1,112

SEEDO CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
U.S. dollars in thousands

NOTE 3:-	CONVERTIBLE LOANS

a.	On February 21, 2019, the Company received a convertible loan from third party (“February 2019 Lender”), the loan has two year term, in the principal amount of $550 which bears 10% annual interest rate out of which $50 was directly transferred as finder fee (“February 2019 Loan”).

On February 20, 2021, the Company and the third party extended the loan to August 20, 2021.

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

The Company accounted for the February 2019 Loan in accordance with ASC 470-20, Debt with conversion and other Options. In 2019, the intrinsic value of the BCF was calculated and the Company allocated $550 to the BCF as additional paid in capital.

The February 2019 Loan is included in the convertible loans in current liabilities as of March 31, 2021 in the amount of $384 , and $350 as of December 31, 2020.

During the three months ended March 31, 2021 and 2020, the Company recorded interest and financial expenses related to February 2019 Loan in the amount of $34 and $83, respectively.

b.	On October 15, 2019, the Company received a convertible loan from a third party (“October 2019 Lender”) in the principal amount of $1,100 that bears an annual 10% interest rate (“October 2019 Loan”). The October 2019 Loan has a two year term. Prior to the maturity date of the October 2019 Loan, the Company, at its option, has the right to redeem, in cash, in part or in whole, the amounts outstanding provided that as of the date of the redemption notice (i) the volume-weighted average price of the Company’s ordinary shares is less than $1.25 and (ii) there is no equity condition failures as defined therein. In the event that the Company wishes to redeem any amount under the convertible loan, the Company shall pay an amount equal to the principal amount being redeemed plus a redemption premium equal to 20% of the outstanding amount being redeemed in addition to outstanding and accrued interest.

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

As of March 31, 2021 and December 31, 2020, the BCF was revalued at $ 652 and $610, accordingly.

SEEDO CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
U.S. dollars in thousands

NOTE 3:-	CONVERTIBLE LOANS (Cont.)

The Company estimated the fair value of BCF using the Monte Carlo option pricing model using the following weighted average assumptions:

	December 31, 2020	March 31, 2021
Share price	$0.15	$0.44
Dividend yield	0%	0%
Risk-free interest rate	0.10%	0.05%
Expected term (in years)	0.79	0.54
Volatility	133.48%	139.29%

The October 2019 Loan is included in the convertible loans in current liabilities as of March 31, 2021 in the amount of $933, and $754 as of December 31, 2020.

During the three months ended March 31, 2021 and 2020, the Company recorded interest and financial expenses related to October 2019 Loan in the amount of $179 and $179, respectively.

d.	On August 7, 2020 and August 11, 2020, the Company received two convertible loans from two third parties (“August 2020 Lenders”) in the aggregate amount of $300 (the “August 2020 Loan”). Per the terms of the Agreements, the August 2020 Loans have a maturity date of August 7, 2022 and August 11, 2020 (“Maturity Date”) and accrue annual interest at a rate of 10%.

The August 2020 Loans are convertible by the August 2020 Lenders into Shares, at their discretion, at the lower of a fixed price of $0.102 (the “Fixed Conversion Price”) or 80% of the lowest volume weighted average price (“VWAP”) of the Company’s common stock during the 10 trading days immediately preceding the conversion date (the “Market Conversion Price”).

SEEDO CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
U.S. dollars in thousands

NOTE 3:-	CONVERTIBLE LOANS (Cont.)

The Company accounted for the August 2020 Loan in accordance with ASC 470-20, Debt with conversion and other Options. As of March 31, 2021 and December 31, 2020, the BCF was revalued at $1,360 and $502, accordingly.

The Company estimated the fair value of BCF using the Monte Carlo option pricing model using the following weighted average assumptions:

	December 31, 2020	March 31, 2021
Share price	$0.15	$0.44
Dividend yield	0	0
Risk-free interest rate	0.12%	0.10%
Expected term (in years)	1.58	1.35
Volatility	142.65%	157.68%

The August 2020 Lenders are included in the convertible loans in long term liabilities as of March 31, 2021 in the amount of $118, and $73 as of December 31, 2020.

During the three months ended March 31, 2021 and 2020, the Company recorded interest and financial expenses related to August 2020 Lenders in the amount of $45 and nil, respectively.

e.	During November 2020 through to December 31, 2020, the Company received $425 from third party investors from the issuance of convertible promissory notes in respect thereof (“2020 Promissory Notes”). The Promissory Notes bear no interest, are convertible into Shares based on a fixed conversion price of $0.10 per share and mature between 6 and 24 months from the issuance date. Pursuant to Promissory Notes one of the investors received warrants to purchase 330,000 Shares at an exercise price of $0.15 for a period of one year. (“2020 Promissory Warrants”)

During January 2021 through to February 16, 2021, the Company received an additional $530 from third party investors from the issuance Promissory Notes (“2021 Promissory Notes). One of the investors received 330,000 Promissory Warrants.

The Company estimated the fair value of warrants using the Black-Scholes-Merton option pricing model using the following weighted average assumptions:

	December 31, 2020	January to February 2021
	Promissory Notes	Promissory Notes
Share price	$0.19	0.15-0.55
Dividend yield	0%	0%
Risk-free interest rate	0.1%	0.1%
Expected term (in years)	2	1-2
Volatility	176%	176%

SEEDO CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
U.S. dollars in thousands

NOTE 3:-	CONVERTIBLE LOANS (Cont.)

The fair value of the 2020 Promissory Warrants granted was $41, is included in the warrants as additional paid in capital for the year ended December 31, 2020.

The value of the 2021 Promissory Warrants granted was $39, is included in the warrants as additional paid in capital for the three months ended March 31, 2021 .

The Company accounted for the 2020 and 2021 Promissory Notes in accordance with ASC 470-20, Debt with conversion and other Options. The intrinsic value of the BCF for the 2020 Promissory Notes was calculated and the Company allocated $425 to the BCF as additional paid in capital in 2020. The intrinsic value of the BCF for the 2021 Promissory Notes was calculated and the Company allocated $530 to the BCF as additional paid in capital in 2021.

The 2020 and 2021 Promissory Notes are included in the convertible loans in current liabilities as of March 31, 2021 in the amount of $265, and $24 as of December 31, 2020.

During the three months period ended March 31, 2021 and 2020, the Company recorded interest and financial expenses related to Promissory Notes in the amount of $104 and nil, respectively.

NOTE 4:-	RELATED PARTIES

a.	During the three month period ended March 31, 2021, the Company granted two directors 600,000 RSU’s. The fair value of the RSU’s at the date of the grant was $334.

b.	During the three months ended March 31, 2021 and 2020, the Company paid compensation expenses to related parties (CEO, CFO and directors) in the amount of $100 and nil, respectively.

c.	Amounts owing to related parties (CEO, CFO and directors) as of March 31, 2021 and December 31, 2020 were $10 and nil, respectively.

SEEDO CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
U.S. dollars in thousands, except share and per share data

NOTE 5:-	SHAREHOLDERS’ DEFICIENCY

a.	Issuance of shares:

1.	On March 9, 2021, the company issued 130,250 shares in respect of RSU’s granted during 2020.

2.	On March 23, 2021, the Company granted two directors 500,000 RSU’s each. All these RSU’s vest immediately and have an exercise price of nil. The fair value of the RSU’s at the date of the grant was $275.

b.	Warrants

A summary of warrant activity during the three months period ended March 31, 2021 and year ended December 31, 2020 is as follows:

	Number	Average exercise price
Warrants outstanding at January 1, 2020	1,150,833	$1.69
Granted	1,080,000	0.18
Exercised	-	-
Expired	(100,000)	2
Warrants outstanding at December 31, 2020	2,130,833	$0.81
Granted	330,000	0.15
Exercised	-	-
Expired	(473,333)	1.94
Warrants outstanding at March 31, 2021	1,987,500	0.54

The following warrants and are outstanding as of March 31, 2021:

Issuance date	Warrants outstanding	Exercise price per warrant	Warrants outstanding and exercisable	Expiry date
February 21, 2019	137,500	$2.00	137,500	February 21, 2022
October 15, 2019	440,000	$1.25	440,000	October 15, 2024
August 7, 2020	500,000	$0.20	500,000	August 7, 2025
August 11, 2020	250,000	$0.20	250,000	August 11, 2025
December 17, 2020	330,000	$0.15	330,000	December 17, 2021
January 3, 2021	330,000	$0.15	330,000	January 3, 2022
	1,987,500		1,987,500

c.	Share option plans:

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

SEEDO CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
U.S. dollars in thousands, except share and per share data

NOTE 5:-	SHAREHOLDERS’ DEFICIENCY (Cont.)

Subject to the discretion of the 2018 Plan administrator, if an award has not been exercised within seven years after the date of the grant, the award expires.

(i) A summary of employee share options activity during the three-month period ended March 31, 2021 and for the year ended December 31, 2020 is as follows:

	Number	Average weighted exercise price
Options outstanding at January 1, 2020	1,605,880	$1.00
Granted	1,660,000	$0.11
Exercised	-	-
Forfeited	(1,605,882)	-
Options outstanding at December 31, 2020	-	-
Granted	-	-
Exercised	-	-
Forfeited	-	-

Options outstanding at March 31, 2021	1,660,000	$0.11

Options exercisable at March 31, 2021	410,000	$0.11

d.	Restricted Share Units:

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

SEEDO CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
U.S. dollars in thousands, except share and per share data

NOTE 5:-	SHAREHOLDERS’ DEFICIENCY (Cont.)

A summary of RSU activity during the three months ended March 31, 2021 years ended December 31, 2020 is as follows:

Number
RSU outstanding at January 1, 2020	130,250
Granted	1,035,000
Exercised	(675,000)
Forfeited	-
RSU outstanding at December 31, 2020	490,250
Granted (Note 4a)	600,000
Exercised (Note 5a(1) and 5a(2))	(630,250)
Forfeited	-

RSU’s outstanding at March 31, 2021	460,000

(i)

NOTE 6:-	FINANCIAL EXPENSES

	Three months ended	Three months ended
	March 31,	March 31,
	2021	2020

Financial expenses related to interest and revaluation of convertible component in convertible loans	1,386	285
Financial expenses related to warrants	39	42
Foreign currency transactions and other	22	-

	$1,447	$327

NOTE 7:-	SUBSEQUENT EVENTS

On April 1, 2021, the Company issued two directors 100,000 shares in respect of RSU’s issued in March 2021. The fair value of the RSU’s was $59 (see note 5d(1)

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH OUR AUDITED FINANCIAL STATEMENTS AND THE RELATED NOTES THAT APPEAR ELSEWHERE IN THIS QUARTERLY REPORT ON FORM 10-Q AND THE FINANCIAL STATEMENTS AND RELATED NOTES THERETO FOR THE FISCAL YEAR ENDED MARCH 31, 2021 AND THE RELATED MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, BOTH OF WHICH ARE CONTAINED IN OUR ANNUAL REPORT ON FORM 10-K FILED WITH THE SECURITIES AND EXCHANGE COMMISSION (THE “SEC”), ON JANUARY 15, 2019. PAST OPERATING RESULTS ARE NOT NECESSARILY INDICATIVE OF RESULTS THAT MAY OCCUR IN FUTURE PERIODS. THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT REFLECT OUR PLANS, ESTIMATES AND BELIEFS. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE THOSE DISCUSSED BELOW AND ELSEWHERE IN THIS QUARTERLY REPORT.

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other Federal securities laws, and is subject to the safe-harbor created by such Act and laws.  Forward-looking statements may include statements regarding our goals, beliefs, strategies, objectives, plans, including product and technology developments, future financial conditions, results or projections or current expectations These forward-looking statements involve known or unknown risks, uncertainties and other factors that may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “potential,” “continue,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” and similar expressions. These statements are based on our current beliefs, expectations, and assumptions and are subject to a number of risks and uncertainties. Although we believe that the expectations reflected-in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Our actual results may differ materially from those anticipated in these forward-looking statements. These forward-looking statements are made as of the date of this report, and we assume no obligation to update these forward-looking statements whether as a result of new information, future events, or otherwise, other than as required by law. In light of these assumptions, risks, and uncertainties, the forward-looking events discussed in this report might not occur and actual results and events may vary significantly from those discussed in the forward-looking statements. Further information on potential factors that could affect our business is described under the heading “Risk Factors” in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended March 31, 2021. Readers are also urged to carefully review and consider the various disclosures we have made in that report.

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

On April 22, 2021 the Company announced the appointment of Dr. Efrat Greenwald as its Chief Data Scientist, in charge of developing growing protocol IP and analyzing information technology data systems. Dr. Greenwald is a seasoned researcher and data scientist with a PhD in Physics from the Department of Physics of Complex Systems at the Weizmann Institute in Israel.

On May 4, 2021 the Company announced that it had entered a research agreement with The Polytechnic University of Valencia to develop vertical farming protocols for saffron with Professor Rosa V. Molina . Professor Molina has extensive knowledge in the cultivation of saffron from her university research programs in Spain and will join the scientific committee of the project.

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

From November 2020 through to February 2021, the Company continued to raise funds to support its operations and received $855,000 from third party investors and issued convertible promissory notes in respect thereof (“Promissory Notes”). The Promissory Notes bear no interest, are convertible into Shares based on a fixed conversion price of $0.10 per share and mature between 12 and 24 months from the issuance date. Pursuant to Promissory Notes one of the investors received warrants to purchase 660,000 Shares’s common stock at an exercise price of $0.15 for a period of 1 year.

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

During January 2021 through to February 16, 2021, the Company received $530 from third party investors from the issuance of convertible promissory notes in respect thereof (“2021 Promissory Notes”). The Promissory Notes bear no interest, are convertible into Shares based on a fixed conversion price of $0.10 per share and mature between 6 and 24 months from the issuance date. Pursuant to Promissory Notes one of the investors received warrants to purchase 330,000 Shares at an exercise price of $0.15 for a period of one year.

On April 1, 2021, the Company issued two directors 100,000 shares in respect of RSU’s issued in March 2021.

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

These unaudited condensed financial statements should be read in conjunction with our December 31, 2020 annual financial statements included in our Form 10-K, filed with the SEC on March 17, 2021.

Going Concern

Due to the uncertainty of our ability to meet our current operating and capital expenses, our independent auditors included an explanatory paragraph in their report on the audited financial statements for the year ended December 31, 2020 regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

Results of Operations

Three months ended March 31, 2021 compared to the three months ended March 31, 2020

Operating Expenses

R&D expenses for the three months ended March 31, 2021 were $176 thousand compared to $nil for the same period in 2020. This increase was primarily due to increased R&D.

Total marketing expenses for the three months ended March 31, 2021, were $68 thousand compared to $nil for the same period in 2020.

Total general and administrative (“G&A”) expenses for the three months ended March 31, 2021, were $540 thousand compared to $nil, for the same period in 2020. This was primarily due to increases of $361 thousand in stock based compensation.

Total financial expenses for the three months ended March 31, 2021, were $1,447 compared to $327 thousand for the same period in 2020. The increase of $1,120 thousand was primarily due to an increase of $1,101 in expenses related to interest and revaluation of convertible component in convertible loans.

Liquidity and Capital Resources

Overview

Since inception on January 16, 2015, the Company has a cumulative deficit of $19,655 thousand and a working capital deficit of $470 thousand as of March 31, 2021. Our future growth is dependent upon achieving further purchase orders and execution, management of operating expenses and ability of the Company to obtain the necessary financing to fund future obligations, and upon profitable operations.

Historically, we have financed our cash flow and operations from the initial contribution of our majority shareholder and by raising equity and convertible loans.

As of March 31, 2021, we had current assets of $1,869 thousand consisting of $1,801 thousand in cash and cash equivalents and $68 thousand in other accounts receivables.

We had $2,339 thousand in current liabilities consisting of $104 in other accounts payable and accrued liabilities, $1,582 Convertible loans, $652 BCF liability and $1 trade payable.

As of December 31, 2020, we had current assets of $418 thousand consisting of $411 thousand in cash and cash equivalents and $7 thousand in other receivables. We had $1,889 thousand in current liabilities, which consisted of $100 in other accounts payable and accrued liabilities, $51 trade payable, $1,128 Convertible loans and $610 in BCF liability.

We had a negative working capital of $470 thousand and $1,471 thousand as of March 31, 2021 and December 31, 2020, respectively.

Our Current liabilities as of March 31, 2021 were $2,339 thousand compared to $1,889 thousand as of December 31, 2020.

During the three months ended March 31, 2021, we had negative cash flow from operations of $538 thousand which was mainly the result of a net loss of $2,231 thousand, offset by decrease in working capital of $1,001 thousand.

During the three months ended March 31, 2020, we had cash flow from operations of $nil thousand which was mainly the result of a net loss of $8,566 thousand, offset mainly by gain from the sale of a subsidiary of $8,893 and decrease in working capital of $327.

During the three months ended March 31, 2021, we had negative cash flow from investing activities of $8 thousand compared to a none cash flow effect from investing activities during the three months ended March 31, 2020.

During the three months ended March 31, 2021, we had positive cash flow from financing activities of $1,936 thousand compared to a none cash flow effect from financing activities during the three months ended March 31, 2020. Cash flow from financing activities was a result of proceeds of convertible loans in the amount of $530 thousand, and issuance of shares to minority interests in a subsidiary in the amount of $1,406 thousand.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act of 1934, as amended (the “Exchange Act”) and are not required to provide the information required under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of our Quarterly Report on Form 10-Q, an evaluation was carried out by management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of March 31, 2021. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

During evaluation of disclosure controls and procedures as of March 31, 2021 conducted as part of our preparation of the quarterly unaudited condensed financial statements, management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures and concluded that our disclosure controls and procedures were not effective.

Changes in Internal Control Over Financial Reporting

As of the end of the period covered by this report, there have been no changes in internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II- Other Information

Item 6. Exhibits

Exhibit Number	Description
10.1	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 2, 2019).
31.1*	Rule 13a-14(a) Certification of the Chief Executive Officer
31.2*	Rule 13a-14(a) Certification of the Chief Financial Officer
32.1**	Section 1350 Certification of Chief Executive Officer
32.2**	Section 1350 Certification of Chief Financial Officer
101.1*	The following materials from Seedo Corp.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith.

*	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Dated: May 20, 2021	By:	/s/ David Freidenberg
David Freidenberg
Director, Chief Executive Officer
SEEDO CORP.