Form 10-Q
period 2021-06-30
SEEDO CORP.
filed 2021-08-16
CIK 1661600

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021.

Commission   file number:   333-208814

SEEDO CORP.

(Exact name of registrant as specified in its charter)

Delaware	47-2847446
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

#3 Bethesda Metro Center, #700 Bethesda, Md	20814
(Address of principal executive offices)	(Zip Code)

800 608-6432

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

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

As of August 16, 2021, the registrant had 37,995,816 shares of its Common Stock, $0.0001 par value, outstanding.

When used in this quarterly report, the terms “Seedo Corp.” “the Company,” “we,” “our,” and “us” refer to Seedo Corp.

i

PART I. Financial Information

SEEDO CORP.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2021

SEEDO CORP.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2021

IN THOUSANDS OF U.S. DOLLARS

- - - - - - - - - - - -

SEEDO CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands, except share and per share data

	June 30	December 31
	2021	2020
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,324	$411
Restricted cash	19	-
Other current assets	147	7

Total current assets	1,490	418

Property and equipment, net	11	-

Total assets	$1,501	$418

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES

Accounts payables	73	51
Convertible loans (Note 3)	1,722	1,128
Fair value of convertible component in convertible loans (Note 3)	604	610
Other accounts liabilities	4	100
Total current liabilities	2,403	1,889

LONG-TERM LIABILITIES
Fair value of convertible component in convertible loans (Note 3)	714	502
Convertible loan (Note 3)	163	73
Total long term liabilities	877	575

SHAREHOLDER’S DEFICIT (Note 5)
Ordinary shares of $0.0001 par value
Authorized: 500,000,000 shares at June 30, 2021 and December 31, 2020; Issued and Outstanding: 34,995,816 and 31,665,566 shares at June 30, 2021 and December 31, 2020, respectively	3	3
Additional Paid in capital	17,738	15,409
Accumulated deficit	(19,717)	(17,458)

	(1,976)	(2,046)
Non-controlling interests	197	-
Total shareholders’ deficit	(1,779)	(2,046)

Total liabilities and shareholders’ deficit	$1,501	$418

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEEDO CORP.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

U.S. dollars in thousands, except share and per share data

	Three months ended		Six months ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Operating expenses:
Research and development	$(142)	$-	$(318)	$-

Selling and marketing	(13)	-	(81)	-

General and administrative	(165)	-	(705)	-

Operating loss	(320)	-	(1,104)	-

Gain on liquidation of subsidiary	-	700	-	9,593

Financial income (expenses), net	205	(281)	(1,242)	(608)

Net income (loss)	$(115)	(419)	$(2,346)	$8,985

Non-controlling interests	53	-	87	-
Net Income (loss) attributable to equity holders of the Company	(62)	(419)	(2,259)	8,985

Basic and diluted net income (loss) per share	$(0.00)	(0.01)	$(0.07)	$0.30

Weighted average number of Ordinary shares used in computing basic and diluted loss per share	32,566,146	28,895,409	32,192,186	25,173,336

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEEDO CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

U.S. dollars in thousands, except share and per share data

			Additional		Total	Non-
	Ordinary shares		Paid in	Accumulated	Shareholders’	controlling
	Number	Amount	capital	Deficit	Deficiency	interests	Total

Balance as of January 1, 2020	20,535,354	$2	$14,443	$(25,100)	$(10,655)	-	(10,655)

Conversion of convertible loans	8,966,676	1	223	-	224	-	224

Net income	-	-	-	8,985	8,985	-	8,985
Balance as of June 30, 2020 (Unaudited)	29,502,030	$3	$14,666	$(16,115)	$(1,446)	-	(1,446)

Balance as of January 1, 2021	31,665,566	$3	$15,409	$(17,458)	$(2,046)	-	(2,046)
Transactions with non-controlling interests	-	-	1,122	-	1,122	284	1,406
Share Based Compensation to employees and non-employees	-	-	44	-	44	-	44
Beneficial conversion feature related to convertible loans	-	-	530	-	530	-	530
Conversion of convertible loans	2,600,000	-	260	-	260	-	260
Exercise of warrants	-	-	39	-	39	-	39
Issuance of shares in respect of RSU’s	730,250	-	334	-	334	-	334
Net loss	-	-	-	(2,259)	(2,259)	(87)	(2,346)
Balance as of June 30, 2021 (Unaudited)	34,995,816	$3	$17,738	(19,717)	(1,976)	197	(1,779)

			Additional		Total	Non-
	Ordinary shares		Paid in	Accumulated	Shareholders’	controlling
	Number	Amount	capital	Deficit	Deficiency	interests	Total

Balance as of April 1, 2020	20,535,354	$2	$14,589	$(16,534)	$(1,943)	-	(1,943)

Conversion of convertible loans	8,966,676	1	77	-	78	-	78

Net income	-	-	-	419	419	-	419
Balance as of June 30, 2020 (Unaudited)	29,502,030	$3	$14,666	$(16,115)	$(1,446)	-	(1,446)

Balance as of April 1, 2021	32,295,816	$3	$17,461	$(19,655)	$(2,191)	250	(1,941)
Share Based Compensation to employees and non-employees	-	-	17	-	17	-	17
Conversion of convertible loans	2,600,000	-	260	-	260	-	260
Issuance of shares in respect of RSU’s	100,000	-	-	-	-	-	-
Net loss	-	-	-	(62)	(62)	(53)	(115)
Balance as of June 30, 2021 (Unaudited)	34,995,816	$3	$17,738	(19,717)	(1,976)	197	(1,779)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEEDO CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

U.S. dollars in thousands

	Six months ended
	June 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$(2,346)	$8,985
Adjustments to reconcile loss to net cash used in operating activities:
Depreciation	1	-
Share based compensation expenses to employees and non-employees	378	-
Financial expenses related to convertible loans and warrants	121	574
Change in fair value of convertible component in convertible loans	1,142	34
Gain on liquidation of subsidiary	-	(9,593)
Changes in assets and liabilities:
Increase in other current assets	(140)	-
Increase in accounts payables	22	-
Decrease in other accounts liabilities	(96)	-
Net cash used in operating activities	(918)	-

Cash flows from investing activities
Increase in restricted cash	(19)	-
Purchase of property and equipment	(12)	-
Net cash used in investing activities	(31)	-

Cash flows from financing activities:
Proceeds from convertible loans	530	-
Proceeds from issuance of shares to minority interests in subsidiary	1,406	-
Repayment of convertible loans	(74)	-

Net cash provided by financing activities	1,862	-

Increase in cash and cash equivalents	913	-
Cash and cash equivalents and restricted cash at the beginning of the year	411	2

Cash and cash equivalents at the end of the period	$1,324	$2

Supplemental disclosures of cash flow information:

Supplemental disclosures of non- cash flow information:
Conversion of convertible loans	$260	$223

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

During the third quarter of 2019, Eroll was experiencing financial and operational difficulties and during 2020, entered liquidation proceedings through the Nazareth District Court of the State of Israel (the “Court”). On March 25, 2020, the Court approved the purchase of all of Eroll’s assets by a non-related third-party and therefore, the Company no longer has any legal ties nor privity with Eroll.

On July 19, 2020, the Company formed a new wholly-owned subsidiary in Israel, Hachevra Legiduley Pkaot Beisrael Ltd. (the “New Subsidiary”), to develop a fully automated and remotely managed system for growing saffron and other vegetables. On November 5, 2020, the New Subsidiary changed its name to Saffron-Tech Ltd. (“Saffron Tech”).

The Company, through Saffron Tech, is focusing on its in-house research and development of agriculture technology products, among others, in the fields of exotic plants and mushrooms. Saffron Tech plans to roll out its proof of concept in the coming months. This technology is designed to provide turnkey automated growing containers for high-quality, high-yield saffron all year round. The Company is in advanced stages of developing and testing a fully automated and remotely managed system for growing high-quality, high-yield saffron anywhere and anytime.

b.	The Company has an accumulated deficit in the total amount of $19,670 as of June 30, 2021, the Company has negative operating cash flow in the total amount of $918 for the six months ended June 30, 2021, further losses are anticipated in the development of its business. Those factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due.

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

The consolidated financial statements for the six months ended June 30, 2021, do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from uncertainty related to the Company’s ability to continue as a going concern.

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

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments that are necessary to present fairly the Company’s financial position and results of operations for the interim periods presented .The results for the six months ended June 30, 2021 are not necessarily indicative of the results for the year ending December 31, 2021, or for any future period.

As of June 30, 2021, there have been no material changes in the Company’s significant accounting policies from those that were disclosed in the 2020 Annual Report.

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

The Company’s financial assets and liabilities that are measured at fair value on a recurring basis by level within the fair value hierarchy are as follows:

	Balance as of June 30, 2021
	Level 1	Level 2	Level 3	Total
Liabilities:
Fair Value of convertible component in convertible loan, net of discounts and debt issue costs	$-	$-	$1,318	$1,318

Total liabilities	$-	$-	$1,318	$1,318

	Balance as of December 31, 2020
	Level 1	Level 2	Level 3	Total
Liabilities:
Fair Value of convertible component in convertible loan, net of discounts and debt issue costs	$-	$-	$1,112	$1,112

Total liabilities	$-	$-	$1,112	$1,112

NOTE 3:-	CONVERTIBLE LOANS

a.	On February 21, 2019, the Company received a convertible loan from a third party (“February 2019 Lender”), with a two year term, in the principal amount of $550 which bears 10% annual interest rate out of which $50 was directly transferred as finder fee (“February 2019 Loan”).

On February 20, 2021, the Company and the third party extended the February 2019 loan to August 20, 2021.

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

The February 2019 Lender is entitled to convert at its option any portion of the outstanding and unpaid principal or accrued interest into fully paid and nonassessable of shares of common stock, at the lower of the fixed conversion price then in effect or the market conversion price. The number of shares of common stock issuable upon conversion of any conversion amount shall be determined by dividing (x) such conversion amount by (y) the fixed conversion price of $2 or (z) 80% of the lowest the volume-weighted average price of the Company’s shares of common stock during the 10 trading days immediately preceding the conversion date.

The Company accounted for the February 2019 Loan in accordance with ASC 470-20, Debt with conversion and other Options. In 2019, the intrinsic value of the BCF was calculated and the Company allocated $550 to the BCF as additional paid in capital.

On May 12, 2021, the Company repaid a portion of the February 2019 loan and the accrued interest in the amount of $74.

The February 2019 Loan is included in the convertible loans in current liabilities as of June 30, 2021 in the amount of $304, and $350 as of December 31, 2020.

During the six months ended June 30, 2021 and 2020, the Company recorded interest and financial expenses related to February 2019 Loan in the amount of $38 and $216, respectively.

b.	On October 15, 2019, the Company received a convertible loan from a third party (“October 2019 Lender”) in the principal amount of $1,100 that bears an annual 10% interest rate (“October 2019 Loan”). The October 2019 Loan has a two year term. Prior to the maturity date of the October 2019 Loan, the Company, at its option, has the right to redeem, in cash, in part or in whole, the amounts outstanding provided that as of the date of the redemption notice (i) the volume-weighted average price of the Company’s ordinary shares is less than $1.25 and (ii) there is no equity condition failures as defined therein. In the event that the Company wishes to redeem any amount under the October 2019 loan, the Company shall pay an amount equal to the principal amount being redeemed plus a redemption premium equal to 20% of the outstanding amount being redeemed in addition to outstanding and accrued interest.

The October 2019 Lender is entitled to convert the principal loan and the outstanding interest (the “Conversion Amount”) into such number of ordinary shares determined by dividing (x) such Conversion Amount by (y) the fixed conversion price of $1.25 or (z) 80% of the lowest the volume-weighted average price of the Company’s ordinary shares during the 10 trading days immediately preceding the conversion date.

As of June 30, 2021 and December 31, 2020, the BCF was revalued at $604 and $610, respectively.

SEEDO CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
U.S. dollars in thousands

NOTE 3:-	CONVERTIBLE LOANS (Cont.)

The Company estimated the fair value of BCF using the Monte Carlo option pricing model using the following weighted average assumptions:

	December 31, 2020	June 30, 2021
Share price	$0.15	$0.26
Dividend yield	0%	0%
Risk-free interest rate	0.10%	0.05%
Expected term (in years)	0.79	0.29
Volatility	133.48%	131.29%

The October 2019 Loan is included in the convertible loans in current liabilities as of June 30, 2021 in the amount of $1,111, and $754 as of December 31, 2020.

During the six months ended June 30, 2021 and 2020, the Company recorded interest and financial expenses related to the October 2019 Loan in the amount of $324 and $393, respectively.

d.	On August 7, 2020 and August 11, 2020, the Company received two convertible loans from two third parties (“August 2020 Lenders”) in the aggregate amount of $300 (the “August 2020 Loan”). The August 2020 Loans have a maturity date of August 7, 2022 and August 11, 2020 (“Maturity Dates”) and accrue annual interest at a rate of 10%.

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

The Company accounted for the August 2020 Loan in accordance with ASC 470-20, Debt with conversion and other Options. As of June 30, 2021 and December 31, 2020, the BCF was revalued at $714 and $502, respectively.

The Company estimated the fair value of BCF using the Monte Carlo option pricing model using the following weighted average assumptions:

	December 31, 2020	June 30, 2021
Share price	$0.15	$0.26
Dividend yield	0	0
Risk-free interest rate	0.12%	0.07%
Expected term (in years)	1.58	1.10
Volatility	142.65%	124.25%

The August 2020 Loan is included in convertible loans in long term liabilities as of June 30, 2021 in the amount of $163, and $73 as of December 31, 2020.

During the six months ended June 30, 2021 and 2020, the Company recorded interest and financial expenses related to August 2020 Loan in the amount of $303 and nil, respectively.

e.	During November 2020 through to December 31, 2020, the Company received $425 from third party investors from the issuance of convertible promissory notes (“2020 Promissory Notes”). The Promissory Notes bear no interest, are convertible into Shares based on a fixed conversion price of $0.10 per share and mature between 6 and 24 months from the issuance date. Pursuant to Promissory Notes, one of the investors received warrants to purchase 330,000 Shares at an exercise price of $0.15 through to December 17, 2020. (“2020 Promissory Warrants”)

From January 2021 through to February 16, 2021, the Company received an additional $530 from third party investors from the issuance of Promissory Notes (“2021 Promissory Notes). One of the investors received 330,000 warrants (“2021 Promissory Warrants”). The 2021 Promissory Warrants have the same terms as the 2020 Promissory Notes and expire on January 3, 2022.

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

The fair value of the 2020 Promissory Warrants was $41 and is included in additional paid in capital for the year ended December 31, 2020.

The fair value of the 2021 Promissory Warrants was $39 and is included in additional paid in capital for the six months ended June 30, 2021.

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

During June 2021, Promissory Notes in the amount of $260 were converted into 2,600,000 shares of the Company.

The 2020 and 2021 Promissory Notes are included in convertible loans in current liabilities as of June 30, 2021 in the amount of $307, and $24 as of December 31, 2020.

During the six months period ended June 30, 2021 and 2020, the Company recorded interest and financial expenses related to 2021 and 2021 Promissory Notes in the amount of $255 and nil, respectively.

NOTE 4:-	RELATED PARTIES

a.	During the six month period ended June 30, 2021, the Company granted two directors 600,000 fully vested Restricted Share Units (“RSU’s”). The fair value of the RSU’s at the date of the grant was $334.

b.	During the six months ended June 30, 2021 and 2020, the Company paid compensation expenses to related parties (CEO, CFO and directors) in the amount of $159 and nil, respectively.

c.	Amounts owing to related parties (CEO, CFO and directors) as of June 30, 2021 and December 31, 2020 were $25 and nil, respectively.

SEEDO CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
U.S. dollars in thousands, except share and per share data

NOTE 5:-	SHAREHOLDERS’ DEFICIENCY

a.	Issuance of shares:

1.	On March 9, 2021, the company issued 130,250 shares in respect of RSU’s granted during 2020.

2.	On March 23, 2021, the Company issued a total of 500,000 shares to two directors in respect of 500,000 RSU’s that were granted to them. The RSU’s vested immediately and had an exercise price of nil. The fair value of the RSU’s at the date of the grant was $275.

3.	On April 1, 2021, the Company issued a total of 100,000 shares to two directors in respect of 100,000 RSU’s that were granted to them. The RSU’s vested immediately and had an exercise price of nil. The fair value of the RSU’s at the date of the grant was $59.

4.	During June 2021, the Company issued 2,600,000 shares in respect of converted Promissory Notes in the amount of $260 (note 3(e)).

b.	Warrants

A summary of warrant activity during the six months period ended June 30, 2021 and year ended December 31, 2020 is as follows:

	Number	Average exercise price
Warrants outstanding at January 1, 2020	1,150,833	$1.69
Granted	1,080,000	0.18
Exercised	-	-
Expired	(100,000)	2
Warrants outstanding at December 31, 2020	2,130,833	$0.81
Granted	330,000	0.15
Exercised	-	-
Expired	(473,333)	1.94
Warrants outstanding at June 30, 2021	1,987,500	0.54

The following warrants are outstanding and exercisable as of June 30, 2021:

Issuance date	Warrants outstanding	Exercise price per warrant	Warrants outstanding and exercisable	Expiry date
February 21, 2019	137,500	$2.00	137,500	February 21, 2022
October 15, 2019	440,000	$1.25	440,000	October 15, 2024
August 7, 2020	500,000	$0.20	500,000	August 7, 2025
August 11, 2020	250,000	$0.20	250,000	August 11, 2025
December 17, 2020	330,000	$0.15	330,000	December 17, 2021
January 3, 2021	330,000	$0.15	330,000	January 3, 2022
	1,987,500		1,987,500

c.	Share option plans:

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

(i) A summary of employee share options activity during the six-month period ended June 30, 2021 and for the year ended December 31, 2020 is as follows:

	Number	Average weighted exercise price
Options outstanding at January 1, 2020	1,605,880	$1.00
Granted	1,660,000	$0.11
Exercised	-	-
Forfeited	(1,605,882)	-
Options outstanding at December 31, 2020	1,660,000	-
Granted	-	-
Exercised	-	-
Forfeited	-	-

Options outstanding at June 30, 2021	1,660,000	$0.11

Options exercisable at June 30, 2021	797,500	$0.11

d.	Restricted Share Units:

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

SEEDO CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
U.S. dollars in thousands, except share and per share data

NOTE 5:-	SHAREHOLDERS’ DEFICIENCY (Cont.)

A summary of RSU activity during the six months ended June 30, 2021 years ended December 31, 2020 is as follows:

Number
RSU outstanding at January 1, 2020	130,250
Granted	1,035,000
Exercised	(675,000)
Forfeited	-
RSU outstanding at December 31, 2020	490,250
Granted (Note 4a)	600,000
Exercised (Note 5a(1-3))	(730,250)
Forfeited	-

RSU’s outstanding at June 30, 2021	360,000

NOTE 6:-	FINANCIAL EXPENSES

	Three months ended		Six months ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020

Financial expenses related to interest and revaluation of convertible component in convertible loans	$(176)	$281	$1,210	$608

Financial expenses related to warrants	-	-	39	-

Foreign currency transactions and other	(29)	-	(7)	-

	(205)	281	1,242	608

NOTE 7:-	SUBSEQUENT EVENTS

During August 2021, certain Promissory Notes holders converted their notes in the amount of $300 into 3,000,000 shares.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH OUR AUDITED FINANCIAL STATEMENTS AND THE RELATED NOTES THAT APPEAR ELSEWHERE IN THIS QUARTERLY REPORT ON FORM 10-Q AND THE FINANCIAL STATEMENTS AND RELATED NOTES THERETO FOR THE FISCAL YEAR ENDED DECEMBER 31, 2020 AND THE RELATED MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, BOTH OF WHICH ARE CONTAINED IN OUR ANNUAL REPORT ON FORM 10-K FILED WITH THE SECURITIES AND EXCHANGE COMMISSION (THE “SEC”), ON MARCH 17, 2021. PAST OPERATING RESULTS ARE NOT NECESSARILY INDICATIVE OF RESULTS THAT MAY OCCUR IN FUTURE PERIODS. THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT REFLECT OUR PLANS, ESTIMATES AND BELIEFS. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE THOSE DISCUSSED BELOW AND ELSEWHERE IN THIS QUARTERLY REPORT.

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other Federal securities laws, and is subject to the safe-harbor created by such Act and laws.  Forward-looking statements may include statements regarding our goals, beliefs, strategies, objectives, plans, including product and technology developments, future financial conditions, results or projections or current expectations These forward-looking statements involve known or unknown risks, uncertainties and other factors that may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “potential,” “continue,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” and similar expressions. These statements are based on our current beliefs, expectations, and assumptions and are subject to a number of risks and uncertainties. Although we believe that the expectations reflected-in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Our actual results may differ materially from those anticipated in these forward-looking statements. These forward-looking statements are made as of the date of this report, and we assume no obligation to update these forward-looking statements whether as a result of new information, future events, or otherwise, other than as required by law. In light of these assumptions, risks, and uncertainties, the forward-looking events discussed in this report might not occur and actual results and events may vary significantly from those discussed in the forward-looking statements. Further information on potential factors that could affect our business is described under the heading “Risk Factors” in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. Readers are also urged to carefully review and consider the various disclosures we have made in that report.

When used in this quarterly report, the terms “Seedo,” “the Company,” “we,” “our,” and “us” refer to SEEDO CORP., a Delaware corporation, unless otherwise indicated or as otherwise required by the context.

Company Overview

Our Business

SEEDO CORP. (f/k/a GRCR Partners Inc.) (the “Company”, “Our” or “We”) was formed on January 16, 2015 under the laws of the State of Delaware. Prior to September 14, 2018, we were solely a provider of risk management and asset protection (“RAP”) services for businesses, individuals and families. On September 14, 2018, (“the Company”) executed an Acquisition and Share Exchange Agreement with Eroll Grow Tech Ltd. (“Eroll”), an Israeli Corporation that was formed on May 18, 2015 under the laws of the state of Israel. On September 17, 2018, the Board of Directors adopted an Amendment to its Articles, changing the name of the Corporation to SEEDO CORP. The State of Delaware effectuated said change on September 21, 2018; and on November 5, 2018, FINRA granted effectiveness for said change and the new ticker Symbol “SEDO”. Post-Acquisition, SEEDO CORP changed its main business focus to Eroll’s business activities while continuing with some RAP activities.

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

Since the incorporation of Saffron Tech, it has hired employees and several consultants to commence the roll out of our proof of concept. Saffron Tech has signed several agreements with Israeli companies, including Growin Ltd (“Growin”) and the Israeli Ministry of Agricultures research organization – The Volcani Center (“Volcani”). Growin is an owner of proprietary systems for indoor agriculture and Saffron Tech has acquired the exclusive right to market, sell and commercialize our product based on the Growin’s hydroponic machines. Volcani will assist Saffron Tech in writing the protocols required to grow saffron in a controlled and automated way, including the use of robotics and AI.

On April 22, 2021, the Company announced the appointment of Dr. Efrat Greenwald as its Chief Data Scientist, in charge of developing growing protocol IP and analyzing information technology data systems. Dr. Greenwald is a seasoned researcher and data scientist with a PhD in Physics from the Department of Physics of Complex Systems at the Weizmann Institute in Israel.

On May 4, 2021, the Company announced that it had entered a research agreement with The Polytechnic University of Valencia, Italy, to develop vertical farming protocols for saffron with Professor Rosa V. Molina . Professor Molina has extensive knowledge in the cultivation of saffron from her university research programs in Spain and will join the scientific committee of the project.

Financings

During January 2021 through to February 16, 2021, the Company rasied $530 thousand from third party investors in respect of the issuance of convertible promissory notes (“2021 Promissory Notes”). The Promissory Notes bear no interest, are convertible into Shares based on a fixed conversion price of $0.10 per share and mature between six and 24 months from the issuance date. Pursuant to 2021 Promissory Notes one of the investors received warrants to purchase 330,000 Shares with a per share exercise price of $0.15 which warrants are exercisable through January 3, 2021.

Conversion of Notes

During August 2021, certain Promissory Notes holders converted their notes in the amount of $300 into 3,000,000 shares.

Issuance of Restricted Share Units (“RSU’s”)

During the six month period ended June 30, 2021, the Company issued 600,000 RSU’s, which were exercised into 600,000 shares of the Company. A further 130,250 shares were also issued during the same period, in respect of exercised RSU’s that had been granted during 2020.

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

Results of Operations

Six months ended June 30, 2021 compared to the six months ended June 30, 2020

Operating Expenses

Research and development expenses for the six months ended June 30, 2021, were $318 thousand compared to $nil for the same period in 2020. This increase was primarily due to cost incurred in the development of our prototype technology.

Total marketing expenses for the six months ended June 30, 2021, were $81 thousand compared to $nil for the same period in 2020.

Total general and administrative expenses for the six months ended June 30, 2021, were $705 thousand compared to $nil, for the same period in 2020. This was primarily due to an increase in stock-based compensation.

Total financial expenses for the six months ended June 30, 2021, were $1,195 compared to $608 thousand for the same period in 2020. The increase of $587 thousand was primarily due to an increase in charges related to interest and to the revaluation of the convertible component of the convertible loans.

Three months ended June 30, 2021 compared to the three months ended June 30, 2020

Operating Expenses

Research and development expenses for the three months ended June 30, 2021, were $142 thousand compared to $nil for the same period in 2020. This increase was primarily due to cost incurred in the development of our prototype technology.

Total marketing expenses for the three months ended June 30, 2021, were $13 thousand compared to $nil for the same period in 2020.

Total general and administrative expenses for the three months ended June 30, 2021, were $165 thousand compared to $nil, for the same period in 2020.

Total financial income for the three months ended June 30, 2021, were $205 compared to financial expenses of $281 thousand for the same period in 2020. The difference of $486 thousand was primarily due to a decrease in the fair value of a convertible component of the convertible loans.

Liquidity and Capital Resources

Overview

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. Since inception on January 16, 2015, the Company had a cumulative deficit of $19,670 thousand and a working capital deficit of $913 thousand as of June 30, 2021. Our future growth is dependent upon achieving further purchase orders and execution, management of operating expenses and ability of the Company to obtain the necessary financing to fund future obligations, and upon profitable operations.

Historically, we have financed our cash flow and operations from the initial contribution of our majority shareholder and by raising equity and convertible loans.

As of June 30, 2021, we had current assets of $1,490 thousand consisting of $1,324 thousand in cash and cash equivalents, $19 thousand in restricted deposits and $147 thousand in other current assets.

We had $2,403 thousand in current liabilities consisting of $76 in accounts payable and other accounts liabilities, $1,722 Convertible loans, and $604 BCF liability.

As of December 31, 2020, we had current assets of $418 thousand consisting of $411 thousand in cash and cash equivalents and $7 thousand in other currents assets. We had $1,889 thousand in current liabilities, which consisted of $100 thousand in other accounts liabilities, $51 thousand accounts payable, $1,128 thousand convertible loans and $610 thousand in BCF liability.

We had a negative working capital of $913 thousand and $1,471 thousand as of June 30, 2021 and December 31, 2020, respectively.

Our current liabilities as of June 30, 2021 were $2,403 thousand compared to $1,889 thousand as of December 31, 2020.

During the six months ended June 30, 2021, we had negative cash flow from operations of $918 thousand, which was mainly the result of a net loss of $2,356 thousand, offset in part by changes in the fair value of convertible loans of $1,142 thousand, changes in the fair value of a convertible component in convertible loans of $206 thousand and share based compensation.

During the six months ended June 30, 2020, we had cash flow from operations of $nil which was mainly the result of a net income of $8,985 thousand, offset mainly by gain from the sale of a subsidiary of $9,593 thousand and financial expenses related to convertible loans and warrant of $574 thousand.

During the six months ended June 30, 2021, we had negative cash flow from investing activities of $31 thousand compared to a non cash flow effect from investing activities during the six months ended June 30, 2020.

During the six months ended June 30, 2021, we had positive cash flow from financing activities of $1,862 thousand compared to a no cash flow effect from financing activities during the six months ended June 30, 2020. Cash flow from financing activities in 2021 was a result of proceeds of convertible loans in the amount of $530 thousand, and proceeds from the issuance of shares to minority interests in a subsidiary in the amount of $1,406 thousand.

We expect that our existing cash and cash equivalents as well as expected revenues will enable us to fund our operations and capital expenditure requirements through to June 2022. Our requirements for additional capital during this period will depend on many factors.

We may seek to raise any necessary additional capital through a combination of private or public equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing and distribution arrangements. To the extent that we raise additional capital through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights, future revenue streams, or product candidates or to grant licenses on terms that may not be favorable to us. If we raise additional capital through private or public equity offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. We have a stockholders’ deficit of $1,8 million and a working capital deficiency of $814 thousand at June 30, 2021 as well as negative operating cash flows. These conditions raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act of 1934, as amended (the “Exchange Act”) and are not required to provide the information required under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of our Quarterly Report on Form 10-Q, an evaluation was carried out by management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of June 30, 2021. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

During evaluation of disclosure controls and procedures as of June 30, 2021 conducted as part of our preparation of the quarterly unaudited condensed financial statements, management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures and concluded that our disclosure controls and procedures were not effective. The basis for these conclusions are discussed in our annual report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 17, 2021.

Changes in Internal Control Over Financial Reporting

As of the end of the period covered by this report, there have been no changes in internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II- Other Information

Item 6. Exhibits

Exhibit Number	Description
10.1	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 2, 2019).
31.1*	Rule 13a-14(a) Certification of the Chief Executive Officer
31.2*	Rule 13a-14(a) Certification of the Chief Financial Officer
32.1**	Section 1350 Certification of Chief Executive Officer
32.2**	Section 1350 Certification of Chief Financial Officer
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

*	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Dated: August 16, 2021	By:	/s/ David Freidenberg
David Freidenberg
Director, Chief Executive Officer
SEEDO CORP.

By:	/s/ Gadi Levin
Gadi Levin
Chief Financial Officer
SEEDO CORP.