Form 10-Q
period 2021-09-30
SEEDO CORP.
filed 2021-11-15
CIK 1661600

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021.

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

As of November 15, 2021, the registrant had 41,783,819 shares of its Common Stock, $0.0001 par value, outstanding.

When used in this quarterly report, the terms “Seedo Corp.” “the Company,” “we,” “our,” and “us” refer to Seedo Corp.

i

PART I. Financial Information

SEEDO CORP.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2021

SEEDO CORP.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2021

IN THOUSANDS OF U.S. DOLLARS

- - - - - - - - - - - -

SEEDO CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands, except share and per share data

	September 30	December 31
	2021	2020
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$916	$411
Restricted cash	19	-
Prepaid expenses and other receivables	171	7

Total current assets	1,106	418

Property and equipment, net	11	-

Total assets	$1,117	$418

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES

Accounts payables	33	51
Convertible loans (Note 3)	1,886	1,128
Fair value of convertible component in convertible loans (Note 3)	896	610
Other accounts liabilities	5	100
Total current liabilities	2,820	1,889

LONG-TERM LIABILITIES
Fair value of convertible component in convertible loans (Note 3)	-	502
Convertible loan (Note 3)	-	73
Total long term liabilities		575

SHAREHOLDER’S DEFICIT (Note 5)
Ordinary shares of $0.0001 par value
Authorized: 500,000,000 shares at September 30, 2021 and December 31, 2020; Issued and Outstanding: 41,017,152 and 31,665,566 shares at September 30, 2021 and December 31, 2020, respectively	4	3
Additional Paid in capital	18,401	15,409
Accumulated deficit	(20,247)	(17,458)

	(1,842)	(2,046)
Non-controlling interests	139	-
Total shareholders’ deficit	(1,703)	(2,046)

Total liabilities and shareholders’ deficit	$1,117	$418

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEEDO CORP.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

U.S. dollars in thousands, except share and per share data

	Three months ended		Nine months ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Operating expenses:
Research and development	$(125)	$(2)	$(443)	$(2)

Selling and marketing	(50)	-	(131)	-

General and administrative	(315)	(123)	(1,020)	(123)

Operating loss	(490)	(125)	(1,594)	(125)

Gain on liquidation of subsidiary	-	-	-	9,593

Financial expenses, net	(98)	(290)	(1,340)	(898)

Net income (loss)	(588)	(415)	$(2,934)	$8,570

Non-controlling interests	(58)	-	(145)	-
Net Income (loss) attributable to equity holders of the Company	(530)	(419)	(2,789)	8,570

Basic and diluted net income (loss) per share	$(0.01)	(0.02)	$(0.08)	$0.29

Weighted average number of Ordinary shares used in computing basic and diluted loss per share	38,015,346	26,632,090	34,154,570	29,502,030

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEEDO CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

U.S. dollars in thousands, except share and per share data

	Ordinary shares		Additional Paid in	Accumulated	Total Shareholders’	Non- controlling
	Number	Amount	capital	Deficit	Deficiency	interests	Total

Balance at January 1, 2020	20,535,354	$2	$14,443	$(25,100)	$(10,655)	-	(10,655)

Conversion of convertible loans	3,009,460	1	146	-	146	-	146
Net income	-	-	-	8,566	8,566	-	8,566
Balance at March 31, 2020 (Unaudited)	23,544,814	$3	$14,589	$(16,534)	$(1,943)	-	(1,943)

Conversion of convertible loans	5,957,216	-	77	-	77	-	77
Net income	-	-	-	419	419	-	419
Balance at June 30, 2020 (Unaudited)	29,502,030	3	14,666	(16,115)	(1,446)	-	(1,446)
Issuance of warrants	-	-	53	-	53	-	53
Net loss	-	-	-	(415)	(415)	-	(415)
Balance at September 30, 2020 (Unaudited)	29,502,030	$3	$14,719	(16,530)	(1,808)	-	(1,808)

SEEDO CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

U.S. dollars in thousands, except share and per share data

			Additional		Total	Non-
	Ordinary shares		Paid in	Accumulated	Shareholders’	controlling
	Number	Amount	capital	Deficit	Deficiency	interests	Total

Balance at January 1, 2021	31,665,566	$3	$15,409	$(17,458)	$(2,046)	-	(2,046)

Transactions with non-controlling interests	-	-	1,122	-	1,122	284	1,406
Share Based Compensation to employees and non-employees	-	-	27	-	27	-	27
Beneficial conversion feature related to convertible loans	-	-	530	-	530	-	530
Exercise of warrants	-	-	39	-	39	-	39
Issuance of shares in respect of RSU’s	630,250	-	334	-	334	-	334
Net loss	-	-	-	(2,197)	(2,197)	(34)	(2,231)
Balance at March 31, 2021 (Unaudited)	32,295,816	$3	$17,461	19,655	(2,191)	250	(1,941)
Share Based Compensation to employees and non-employees	-	-	16	-	16	-	16
Conversion of convertible loans	2,600,000	1	260	-	261	-	261
Issuance of shares in respect of RSU’s	100,000	-	-	-	-	-	-
Net loss	-	-	-	(62)	(62)	(53)	(115)
Balance at June 30, 2021 (Unaudited)	34,995,816	4	17,737	(19,717)	(1,976)	197	(1,779)
Share Based Compensation to employees and non-employees	471,336	-	119	-	119	-	119
Conversion of convertible loans	5,550,000	-	545	-	545	-	545
Net loss	-	-	-	(530)	(530)	(58)	(588)
Balance at September 30, 2021 (Unaudited)	41,017,152	$4	$18,401	(20,247)	(1,842)	139	(1,703)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEEDO CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

U.S. dollars in thousands

	Nine months ended
	September 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$(2,934)	$8,570
Adjustments to reconcile loss to net cash used in operating activities:
Depreciation	1	-
Share based compensation expenses to employees and non-employees	496	-
Financial expenses related to convertible loans and warrants	166	596
Change in fair value of convertible component in convertible loans	1,222	301
Gain on liquidation of subsidiary	-	(9,593)
Changes in assets and liabilities:
Increase in other accounts receivables	(164)	(1)
Increase (decrease) in accounts payables	(18)	5
Increase (decrease) in other accounts payables	(95)	59
Net cash used in operating activities	(1,326)	(63)

Cash flows from investing activities
Increase in restricted cash	(19)	-
Purchase of property and equipment	(12)	-
Net cash used in investing activities	(31)	-

Cash flows from financing activities:
Proceeds from convertible loans	530	300
Proceeds from issuance of shares to minority interests in subsidiary	1,406	-
Repayment of convertible loans	(74)	-

Net cash provided by financing activities	1,862	300

Increase in cash and cash equivalents	505	237
Cash and cash equivalents and restricted cash at the beginning of the year	411	2

Cash and cash equivalents at the end of the period	$916	$239

Supplemental disclosures of cash flow information:

Supplemental disclosures of non- cash flow information:
Conversion of convertible loans	$8,050	$223

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

On August 10, 2021, the Company announced that its subsidiary, Saffron Tech, has been awarded a $446 thousand grant from the Israeli Innovation Authority. The new grant will allow Saffron Tech to accelerate its R&D program building on its groundbreaking development of the protocols for growing saffron using vertical farming technology. The funds will be allocated to enable the company expand its facilities, allowing it to grow more saffron for commercial use.

b.	The Company has an accumulated deficit in the total amount of $20,247 as of September 30, 2021, the Company has negative operating cash flow in the total amount of $1,326 for the nine months ended September 30, 2021, further losses are anticipated in the development of its business. Those factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due.

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

The consolidated financial statements for the nine months ended September 30, 2021, do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from uncertainty related to the Company’s ability to continue as a going concern.

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

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments that are necessary to present fairly the Company’s financial position and results of operations for the interim periods presented .The results for the nine months ended September 30, 2021 are not necessarily indicative of the results for the year ending December 31, 2021, or for any future period.

As of September 30, 2021, there have been no material changes in the Company’s significant accounting policies from those that were disclosed in the 2020 Annual Report.

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

The Company’s financial assets and liabilities that are measured at fair value on a recurring basis by level within the fair value hierarchy are as follows:

	Balance as of September 30, 2021
	Level 1	Level 2	Level 3	Total
Liabilities:
Fair Value of convertible component in convertible loan, net of discounts and debt issue costs	$-	$-	$896	$896

Total liabilities	$-	$-	$896	$896

	Balance as of December 31, 2020
	Level 1	Level 2	Level 3	Total
Liabilities:
Fair Value of convertible component in convertible loan, net of discounts and debt issue costs	$-	$-	$1,112	$1,112

Total liabilities	$-	$-	$1,112	$1,112

NOTE 3:-	CONVERTIBLE LOANS

a.	On February 21, 2019, the Company received a convertible loan from a third party (“February 2019 Lender”), with a two year term, in the principal amount of $550 which bears 10% annual interest rate out of which $50 was directly transferred as finder fee (“February 2019 Loan”).

On February 20, 2021, the Company and the third party extended the February 2019 loan to November 10, 2021.

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

The February 2019 Loan is included in the convertible loans in current liabilities as of September 30, 2021 in the amount of $312, and $350 as of December 31, 2020.

During the nine months ended September 30, 2021 and 2020, the Company recorded interest and financial expenses related to February 2019 Loan in the amount of $46 and $298, respectively.

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

As of September 30, 2021 and December 31, 2020, the BCF was revalued at $500 and $610, respectively.

SEEDO CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
U.S. dollars in thousands

NOTE 3:-	CONVERTIBLE LOANS (Cont.)

The Company estimated the fair value of BCF using the Monte Carlo option pricing model using the following weighted average assumptions:

	December 31, 2020	September 30, 2021
Share price	$0.15	$0.16
Dividend yield	0%	0%
Risk-free interest rate	0.10%	0.07%
Expected term (in years)	0.79	0.04
Volatility	133.48%	88.67%

The October 2019 Loan is included in the convertible loans in current liabilities as of September 30, 2021 in the amount of $1,290, and $754 as of December 31, 2020.

During the nine months ended September 30, 2021 and 2020, the Company recorded interest and financial expenses related to the October 2019 Loan in the amount of $385 and $522, respectively.

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

The Company accounted for the August 2020 Loan in accordance with ASC 470-20, Debt with conversion and other Options. As of September 30, 2021 and December 31, 2020, the BCF was revalued at $397 and $502, respectively.

The Company estimated the fair value of BCF using the Monte Carlo option pricing model using the following weighted average assumptions:

	December 31, 2020	September 30, 2021
Share price	$0.15	$0.16
Dividend yield	0	0
Risk-free interest rate	0.12%	0.07%
Expected term (in years)	1.58	0.86
Volatility	142.65%	121.64%

The August 2020 Loan is included in convertible loans in long term liabilities as of September 30, 2021 in the amount of $208, and $73 as of December 31, 2020.

During the nine months ended September 30, 2021 and 2020, the Company recorded interest and financial expenses related to August 2020 Loan in the amount of $30 and $55, respectively.

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

The fair value of the 2021 Promissory Warrants was $39 and is included in additional paid in capital for the nine months ended September 30, 2021.

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

From June 2021 through to August 2021, Promissory Notes in the amount of $805 were converted into 8,050,000 shares of the Company.

The 2020 and 2021 Promissory Notes are included in convertible loans in current liabilities as of September 30, 2021 in the amount of $76, and $24 as of December 31, 2020.

During the nine months period ended September 30, 2021 and 2020, the Company recorded interest and financial expenses related to 2021 and 2021 Promissory Notes in the amount of $569 and nil, respectively.

NOTE 4:-	RELATED PARTIES

a.

During the nine-month period ended September 30, 2021, the Company granted two directors 600,000 fully vested Restricted Share Units (“RSU’s”). The fair value of the RSU’s at the date of the grant was $334.

b.	During the nine months ended September 30, 2021 and 2020, the Company paid compensation expenses to related parties (CEO, CFO and directors) in the amount of $248 and 11, respectively.

c.	Amounts owing to related parties (CEO, CFO and directors) as of September 30, 2021 and December 31, 2020 were $4 and $14, respectively.
d.	From July 2021 through to August, 2021, the Company granted three directors 171,336 shares. The fair value of the shares at the date of the grant was $106.

SEEDO CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
U.S. dollars in thousands, except share and per share data

NOTE 5:-	SHAREHOLDERS’ DEFICIENCY

a.	Issuance of shares:

1.	On March 9, 2021, the Company issued 130,250 shares in respect of RSU’s granted during 2020.

2.	On March 23, 2021, the Company issued a total of 500,000 shares to two directors in respect of 500,000 RSU’s that were granted to them (see note 4a). The RSU’s vested immediately and had an exercise price of nil. The fair value of the RSU’s at the date of the grant was $275.

3.	On April 1, 2021, the Company issued a total of 100,000 shares to two directors in respect of 100,000 RSU’s that were granted to them (see note 4a). The RSU’s vested immediately and had an exercise price of nil. The fair value of the RSU’s at the date of the grant was $59.

4.	From June 2021 through to August 2021, the Company issued 8,050,000 shares in respect of converted Promissory Notes in the amount of $805 (note 3(e)).
5.	From July 2021 through to August, 2021, the Company granted three directors 471,336 shares see note 4d). The fair value of the shares at the date of the grant was $106.

b.	Warrants

A summary of warrant activity during the nine months period ended September 30, 2021 and year ended December 31, 2020 is as follows:

	Number	Average exercise price
Warrants outstanding at January 1, 2020	1,150,833	$1.69
Granted	1,080,000	0.18
Exercised	-	-
Expired	(100,000)	2
Warrants outstanding at December 31, 2020	2,130,833	$0.81
Granted	330,000	0.15
Exercised	-	-
Expired	(473,333)	1.94
Warrants outstanding at September 30, 2021	1,987,500	0.54

The following warrants are outstanding and exercisable as of September 30, 2021:

Issuance date	Warrants outstanding	Exercise price per warrant	Warrants outstanding and exercisable	Expiry date
February 21, 2019	137,500	$2.00	137,500	February 21, 2022
October 15, 2019	440,000	$1.25	440,000	October 15, 2024
August 7, 2020	500,000	$0.20	500,000	August 7, 2025
August 11, 2020	250,000	$0.20	250,000	August 11, 2025
December 17, 2020	330,000	$0.15	330,000	December 17, 2021
January 3, 2021	330,000	$0.15	330,000	January 3, 2022
	1,987,500		1,987,500

c.	Share option plans:

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

(i) A summary of employee share options activity during the nine-month period ended September 30, 2021 and for the year ended December 31, 2020 is as follows:

	Number	Average weighted exercise price
Options outstanding at January 1, 2020	1,605,880	$1.00
Granted	1,660,000	$0.11
Exercised	-	-
Forfeited	(1,605,882)	-
Options outstanding at December 31, 2020	1,660,000	-
Granted	-	-
Exercised	-	-
Forfeited	-	-

Options outstanding at September 30, 2021	1,660,000	$0.11

Options exercisable at September 30, 2021	935,000	$0.11

d.	Restricted Share Units:

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

SEEDO CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
U.S. dollars in thousands, except share and per share data

NOTE 5:-	SHAREHOLDERS’ DEFICIENCY (Cont.)

A summary of RSU activity during the nine months ended September 30, 2021 years ended December 31, 2020 is as follows:

Number
RSU outstanding at January 1, 2020	130,250
Granted	1,035,000
Exercised	(675,000)
Forfeited	-
RSU outstanding at December 31, 2020	490,250
Granted (Note 4a)	600,000
Exercised (Note 5a(1-3))	(730,250)
Forfeited	-

RSU’s outstanding at September 30, 2021	360,000

NOTE 6:-	FINANCIAL EXPENSES

	Three months ended		Nine months ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020

Financial expenses related to interest and revaluation of convertible component in convertible loans	$108	$289	$1,318	$897

Financial expenses related to warrants	-	-	39	-

Foreign currency transactions and other	(10)	1	(17)	1

	98	290	1,340	898

NOTE 7:-	SUBSEQUENT EVENTS

1.	On October 5, 2021, the Company granted a director 75,000 shares. The fair value of the shares at the date of the grant was $12.

2.	During October 2021, a consultant executed an exercise of 500,000 options and received 291,667 shares.

3.	On October 28, 2021, Saffron Tech received $154 from the Israeli Innovation Authority, representing 35 percent of the grant approved to the Company by the Israeli Innovation Authority.

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

On May 4, 2021, the Company announced that it had entered a research agreement with The Polytechnic University of Valencia, Spain, to develop vertical farming protocols for saffron with Professor Rosa V. Molina . Professor Molina has extensive knowledge in the cultivation of saffron from her university research programs in Spain and will join the scientific committee of the project.

On August 10, 2021, the Company announced that its subsidiary, Saffron Tech, has been awarded a $1 million grant from the Israeli Innovation Authority. The new grant will allow Saffron Tech to accelerate its R&D program building on its groundbreaking development of the protocols for growing saffron using vertical farming technology. The funds will be allocated to enable the company expand its facilities, allowing it to grow more saffron for commercial use.

Changes in the Board of Directors

On August 24, 2021, the Company announced the appointment of Avi Stern to its board of directors as an independent director. Stern currently serves as the Vice President of Finance at Wix.com, a leading cloud-based website development platform with millions of users worldwide.

On November 1, 2021, the Company announced that a majority of the Company’s shareholders brought forth a Shareholder’s Action by Written Consent to remove David Freidenberg and Gil Feiler from the Board of Directors of the Company, and immediately appoint Shmuel Yannay, Moshe Bar Siman Tov and Iris Tova Ginsburg to its Board of Directors. The three new directors will join Avi Stern, an incumbent Independent Director, in comprising the Board of Directors of Seedo.

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

Conversion of Notes

From June 2021 through to August 2021, certain Promissory Notes holders converted their notes in the amount of $805 into 8,050,000 shares.

Issuance of Restricted Share Units (“RSU’s”)

During the nine month period ended September 30, 2021, the Company issued 600,000 RSU’s, which were exercised into 600,000 shares of the Company. A further 130,250 shares were also issued during the same period, in respect of exercised RSU’s that had been granted during 2020.

Grants of shares

From July 2021 through to August 2021, the Company granted three directors 471,336 shares.

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

Results of Operations

Nine months ended September 30, 2021 compared to the Nine months ended September 30, 2020

Operating Expenses

Research and development expenses for the nine months ended September 30, 2021, were $443 thousand compared to $2 for the same period in 2020. This increase was primarily due to cost incurred in the development of our prototype technology.

Total marketing expenses for the nine months ended September 30, 2021, were $131 thousand compared to $nil for the same period in 2020.

Total general and administrative expenses for the nine months ended September 30, 2021, were $1,020 thousand compared to $123, for the same period in 2020. This was primarily due to an increase in stock-based compensation and professional expenses.

Total financial expenses for the nine months ended September 30, 2021, were $1,340 compared to $898 thousand for the same period in 2020. The increase of $442 thousand was primarily due to an increase in charges related to interest and to the revaluation of the convertible component of the convertible loans.

Three months ended September 30, 2021 compared to the three months ended September 30, 2020

Operating Expenses

Research and development expenses for the three months ended September 30, 2021, were $125 thousand compared to $2 for the same period in 2020. This increase was primarily due to cost incurred in the development of our prototype technology.

Total marketing expenses for the three months ended September 30, 2021, were $50 thousand compared to $nil for the same period in 2020.

Total general and administrative expenses for the three months ended September 30, 2021, were $315 thousand compared to $123, for the same period in 2020.

Total financial expenses for the three months ended September 30, 2021, were $98 thousand compared to $290 thousand for the same period in 2020. The difference of $192 thousand was primarily due to a decrease in the fair value of a convertible component of the convertible loans.

Liquidity and Capital Resources

Overview

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. Since inception on January 16, 2015, the Company had a cumulative deficit of $20,247 thousand and a working capital deficit of $1,714 thousand as of September 30, 2021. Our future growth is dependent upon achieving further purchase orders and execution, management of operating expenses and ability of the Company to obtain the necessary financing to fund future obligations, and upon profitable operations.

Historically, we have financed our cash flow and operations from the initial contribution of our majority shareholder and by raising equity and convertible loans.

As of September 30, 2021, we had current assets of $1,106 thousand consisting of $916 thousand in cash and cash equivalents, $19 thousand in restricted deposits and $171 thousand in other current assets.

We had $2,820 thousand in current liabilities consisting of $38 in accounts payable and other accounts liabilities, $1,886 Convertible loans and $896 BCF liability.

As of December 31, 2020, we had current assets of $418 thousand consisting of $411 thousand in cash and cash equivalents and $7 thousand in other currents assets. We had $1,889 thousand in current liabilities, which consisted of $100 thousand in other accounts liabilities, $51 thousand in accounts payable, $1,128 thousand in convertible loans and $610 thousand in BCF liability.

We had a negative working capital of $1,714 thousand and $1,471 thousand as of September 30, 2021 and December 31, 2020, respectively.

Our current liabilities as of September 30, 2021 were $2,820 thousand compared to $1,889 thousand as of December 31, 2020.

During the nine months ended September 30, 2021, we had negative cash flows from operations of $1,326 thousand, which was mainly the result of a net loss of $2,929 thousand, offset in part by changes in the fair value of convertible loans of $166 thousand, changes in the fair value of a convertible component in convertible loans of $1,222 thousand and share based compensation of $496.

During the nine months ended September 30, 2020, we had negative cash flows from operations of $63 which was mainly the result of a net income of $8,570 thousand, offset mainly by a gain from the sale of a subsidiary of $9,593 thousand and financial expenses related to convertible loans and warrant of $897 thousand.

During the nine months ended September 30, 2021, we had negative cash flows from investing activities of $31 thousand compared to a non cash flow effect from investing activities during the nine months ended September 30, 2020.

During the nine months ended September 30, 2021, we had positive cash flows from financing activities of $1,862 thousand compared to $300 from financing activities during the nine months ended September 30, 2020. Cash flows from financing activities in 2021 was a result of proceeds of convertible loans in the amount of $530 thousand, and proceeds from the issuance of shares to minority interests in a subsidiary in the amount of $1,406 thousand, offset by the repayment of a loan of $74 thousand.

We expect that our existing cash and cash equivalents as well as expected revenues will enable us to fund our operations and capital expenditure requirements through to September 2022. Our requirements for additional capital during this period will depend on many factors.

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. We have a stockholders’ deficit of $1,7 million and a working capital deficiency of $1,714 thousand at September 30, 2021 as well as negative operating cash flows. These conditions raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of our Quarterly Report on Form 10-Q, an evaluation was carried out by management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of September 30, 2021. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

During evaluation of disclosure controls and procedures as of September 30, 2021 conducted as part of our preparation of the quarterly unaudited condensed financial statements, management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures and concluded that our disclosure controls and procedures were not effective. The basis for these conclusions are discussed in our annual report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 17, 2021.

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

Dated: November 15, 2021	By:	/s/ Gadi Levin
Gadi Levin
Director, Chief Executive Officer
SEEDO CORP.