Form 10-K
period 2021-12-31
SATIVUS TECH CORP.
filed 2022-03-31
CIK 1661600

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

333-208814

Commission file number

SATIVUS TECH CORP.

(Formerly SEEDO CORP.)

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has fi led a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting fi rm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	March 31, 2022
Common Stock, $0.001 par value per share	4,194,385 shares

i

EXPLANATORY NOTE

On December 9, 2021, FINRA gave final approval for the Company’s 1-for-10 consolidation, or reverse split, of our issued and outstanding common shares, as noted in our 8K of December 13, 2021. Except where otherwise indicated, all share and per share data in this 10-K have been retroactively restated to reflect said consolidation.

ii

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

iii

PART I

Item 1. Business.

SATIVUS TECH CORP. (formerly SEEDO CORP.) (the “Company”, “Our” or “We”) was formed on January 16, 2015, under the laws of the State of Delaware. Prior to September 14, 2018, we were solely a provider of risk management and asset protection (“RAP”) services for businesses, individuals and families. On September 14, 2018, (“the Company”) executed an Acquisition and Share Exchange Agreement with Eroll Grow Tech Ltd. (“Eroll”), an Israeli Corporation that was formed on May 18, 2015 under the laws of the state of Israel. On September 17, 2018, the Board of Directors adopted an Amendment to its Articles, changing the name of the Corporation to SEEDO CORP. Since the Acquisition of Eroll and through to December 31, 2019, Eroll produced a plant growing device managed and controlled by an artificial intelligent algorithm, allowing consumers to grow their own herbs and vegetables effortlessly from seed to plant, while providing optimal conditions to assure premium quality produce year-round.

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

Since the incorporation Saffron Tech, Saffron Tech has hired three employees and several consultants to commence the roll out of our proof of concept. Saffron Tech has signed several agreements with Israeli companies, including Growin Ltd (“Growin”) and the Israeli Ministry of Agriculture’s research organization – The Volcani Center (“Volcani”). Growin is the owner of proprietary systems for indoor agriculture and Saffron Tech has acquired the exclusive right to market, sell and commercialize our product based on Growin’s hydroponic machines. Volcani will assist Saffron Tech in writing the protocols required to grow saffron in a controlled and automated way, including the use of robotics and AI.

On December 24, 2020, Saffron Tech, announced its intention to raise up to 5.2 million New Israeli Shekels (“NIS”) (approximately $1.6 million) at a pre-money valuation of NIS 20 million (approximately $6.225 million) through the Israeli crowd funding platform – Pipelbiz “Crowd Funding Round”). Assuming the maximum amount is raised, the Company will own approximately 80% of the Saffron Tech. The Crowd Funding Round was closed on February 16, 2021, having raised the full amount. Fund raising expenses accumulated to $155 and the net amount raised through Pipelbiz was $1.4 million.

On August 10, 2021, the Company announced that its subsidiary, Saffron Tech, has been awarded a $446 thousand grant from the Israeli Innovation Authority (“IIA”). The new grant will allow Saffron Tech to accelerate its R&D program building on its ground-breaking development of the protocols for growing saffron using vertical farming technology. The funds will be allocated to enable the company to expand its facilities, allowing it to grow more saffron for commercial use. As of December 31, 2021, Saffron Tech received a total of $268 from the IIA.

On October 28, 2021, the Company announced that a majority of the Company’s shareholders brought forth a Shareholder’s Action by written consent to remove Mr. David Freidenberg and Mr. Gil Feiler from the Board of Directors of the Company, and immediately appoint Mr. Shmuel Yannay, Mr. Moshe Bar Siman Tov and Mrs. Iris Tova Ginsburg to its Board of Directors. The three new directors joined Mr. Avi Stern, an incumbent Independent Director, in comprising the Board of Directors of the Company.

On December 13, 2021, the Company changed its name from Seedo Corp to Sativus Tech Corp.

On December 8, 2021, Saffron Tech announced it has begun construction of a new state-of-the-art indoor farm that will help increase its production of the saffron spice. Saffron Tech has already successfully completed two harvests of saffron using vertical farming technology at its initial location in Ganot, Israel. The Company's mission with this new facility, located at Mavki'im, Israel, is to complete a third cycle to triple the amount of saffron produced annually. Traditional agriculture only produces one harvest of saffron per year through a labor-intensive process.

On December 9, 2021, we implemented a 1-for-10 consolidation, or reverse split, of our issued and outstanding common shares. Except where otherwise indicated, all share and per share data in this 10-K have been retroactively restated to reflect the reverse stock split.

On January 6, 2022, the Company announced that its subsidiary, Saffron Tech, has planted approximately 25,000 Saffron bulbs in fields in the Golan Heights, in Norther Israel. The planation is being managed in conjunction with the Shamir Research Institute, which operates under the auspices of the Haifa University, Israel.

On November 1, 2021, David Freidenberg resigned his position as CEO of the Company and on November 7, 2021, Mr. Gadi Levin was appointed as Chief Executive Officer.

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

Our common stock is quoted on the NASDAQ OTC Bulletin Board (“OTCBB”) under the symbol “SATT”. As of December 31, 2021, the Company’s common stock was held by 87 shareholders of record, which does not include shares that are held in street or nominee name.

On December 9, 2021, we implemented a 1-for-10 consolidation, or reverse split, of our issued and outstanding common shares. Except where otherwise indicated, all share and per share data in this 10-K have been retroactively restated to reflect the reverse stock split.

The closing share prices presented below represent prices between broker-dealers and do not include retail mark-ups and mark-downs or any commission to the dealer.

QUARTER ENDED	HIGH	LOW
December 31, 2021	$0.65	$0.52
September 30, 2021	$1.60	$1.55
June 30, 2021	$2.70	$2.59
March 31, 2021	$5.13	$4.42
December 31, 2020	$2.90	$0.40
September 30, 2020	$1.00	$0.50
June 30, 2020	$1.00	$0.20
March 31, 2020	$1.20	$0.20
December 31, 2019	$13.70	$0.80

Shareholders

Our shares of common stock are issued in registered form. The registrar and transfer agent for our shares of common stock is Worldwide Stock Transfer LLC; 1 University Plaza, Suite 505, Hackensack, NJ 07601

On December 31, 2021, the shareholders’ list of our shares of common stock showed 87 registered holders of our shares of common stock and 4,194,385 shares of common stock outstanding. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of shares of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

On December 31, 2020, the shareholders’ list of our shares of common stock showed 67 registered holders of our shares of common stock and 3,167,560 shares of common stock outstanding. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of shares of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

Unregistered Sales of Equity Securities.

During the year ended December 31, 2020, a portion of the February 2019 Loan in the amount was converted into 1,045,521 Shares

On December 23, 2020, the Company issued 60,000 shares in respect to the exercise of 60,000 RSU’s.

On March 9, 2021, the Company issued 13,025 shares in respect of RSU’s granted during 2020.

On March 10, 2021, the Company issued a total of 50,000 shares to two directors in respect of 50,000 RSU’s that were granted to them.

On April 1, 2021, the Company issued a total of 10,000 shares to two directors in respect of 10,000 RSU’s that were granted to them.

From June 2021 through to December 2021, the Company issued 830,000 shares in respect of converted Promissory Notes in the amount of $830 thousand.
On August 17, 2021, the Company granted three directors 47,134 shares.
On October 5, 2021, the Company issued a director 7,500 shares in respect of 7,500 RSU’s that were granted to him.
On October 5, 2021, the Company issued 29,167 shares to a consultant in respect of 500,000 share options that were exercised.
On October 25, 2021, the Company issued 40,000 shares to a consultant in respect of 400,000 share options that were exercised.

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

Item 6. [Reserved]

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

This discussion summarizes the significant factors affecting the consolidated financial statements, financial condition, liquidity, and cash flows of Sativus Tech, Corp, for the fiscal year ended December 31, 2021 and 2020. The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes included elsewhere in this Form 10-K.

Executive Overview

SATIVUS TECH CORP. (f/k/a SEEDO CORP.) (the “Company”, “Our” or “We”) was formed on January 16, 2015, under the laws of the State of Delaware. Prior to September 14th, 2018, we were solely a provider of risk management and asset protection (“RAP”) services for businesses, individuals and families. On September 14th, 2018, (“the Company”) executed an Acquisition and Share Exchange Agreement with Eroll Grow Tech Ltd. (“Eroll”), an Israeli Corporation that was formed on May 18th, 2015, under the laws of the state of Israel. On September 17, 2018, the Board of Directors adopted an Amendment to its Articles, changing the name of the Corporation to SEEDO CORP. Since the Acquisition of Eroll and through to December 31, 2019, Eroll produced a plant growing device managed and controlled by an artificial intelligent algorithm, allowing consumers to grow their own herbs and vegetables effortlessly from seed to plant, while providing optimal conditions to assure premium quality produce year-round. On December 13, 2021, we the Company changed its name to Sativus Tech Corp.

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

Our Business Operations since July 2020

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

Since the incorporation of Saffron Tech, Saffron Tech has hired three employees and several consultants to commence the roll out of our proof of concept. Saffron Tech has signed several agreements with Israeli companies, including Growin Ltd (“Growin”) and the Israeli Ministry of Agricultures research organization – The Volcani Center (“Volcani”). Growin is an owner of proprietary systems for indoor agriculture and Saffron Tech has acquired the exclusive right to market, sell and commercialize our product based on the Growin’s hydroponic machines. Volcani will assist Saffron Tech in writing the protocols required to grow saffron in a controlled and automated way, including the use of robotics and AI.

On December 8, 2021, Saffron Tech announced it has begun construction of a new state-of-the-art indoor farm that will help increase its production of the saffron spice. Saffron Tech has already successfully completed two harvests of saffron using vertical farming technology at its initial location in Ganot, Israel. The Company's mission with this new facility, located at Mavki'im, Israel, is to complete a third cycle to triple the amount of saffron produced annually. Traditional agriculture only produces one harvest of saffron per year through a labor-intensive process.

On December 9, 2021, FINRA gave final approval for the Company’s 1-for-10 consolidation, or reverse split, of our issued and outstanding common shares, as noted in our 8K of December 13, 2021. Except where otherwise indicated, all share and per share data in this 10-K have been retroactively restated to reflect said consolidation.

On January 6, 2022, the Company announced that its subsidiary, Saffron Tech, has planted approximately 25,000 Saffron bulbs in fields in the Golan Heights, in Norther Israel. The planation is being managed in conjunction with the Shamir Research Institute, which operates under the auspices of the Haifa University, Israel.

Results of Operations during the year ended December 31, 2021, as compared to the year ended December 31, 2020

Operating Expenses

Research and Development Expenses for the year ended December 31, 2021, amounted to $911 thousand as compared to $107 for the year ended December 31, 2020. During 2020, the Saffron Tech began its research and development expenses in Israel.

General and Administrative expenses for the year ended December 31, 2021, amounted to $1,639 thousand as compared to $456 thousand for the year ended December 31, 2020. The increase during the year ended December 31, 2021, was mainly due to share-based expenses that amounted to $1,318, compared to $171 for the year ended December 31, 2020.

Financing expenses for the year ended December 31, 2021, amounted to $1,391 thousand as compared to $1,388 thousand for the year ended December 31, 2020. Financing expenses include interest on loans and convertibles loans, amortization of BCF and adjustments to the fair value of certain convertible loans.

Gain on liquation of subsidiary for the year ended December 31, 2021, amount to $Nil as compared to $9,593 for the year ended December 31, 2020. The gain in 2020 related to Eroll being liquidated by the Israeli court thereby removing the liability form the Company’s balance sheet.

 Liquidity and Capital Resources

Overview

Since inception on January 16, 2015, the Company had a cumulative deficit as of December 31, 2021, of $21,077 thousand and we have a working capital deficit of $2,395 thousand as of December 31, 2021. Our future growth is dependent upon achieving further purchase orders and execution, management of operating expenses and ability of the Company to obtain the necessary financing to fund future obligations, and upon profitable operations. Those factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due.

Historically, we have financed our cash flow and operations from the initial contribution of our majority shareholder and by raising equity, convertible loans and warrants. As of December 31, 2021, our cash balance was $866 thousand.

During November and December 2020 and January 2021, the Company continued to raise funds to support its operations and received $955 thousand from third party investors and issued convertible promissory notes in respect thereof (“Promissory Notes”). The Promissory Notes bear no interest, are convertible into Shares based on a fixed conversion price of $1.00 per share and mature between 12 and 24 months from the issuance date. As of December 31, 2021, Promissory Notes in the amount of $830,000 have been converted into shares.

On December 24, 2020, Saffron Tech, announced its intention to raise up to 5.2 million New Israeli Shekels (“NIS”) (approximately $1.6 million) at a pre-money valuation of NIS 20 million (approximately $6.225 million) through the Israeli crowd funding platform – Pipelbiz “Crowd Funding Round”). Assuming the maximum amount is raised, the Company will own approximately 80% of the Saffron Tech. The Crowd Funding Round was closed on February 16, 2021, having raised the full amount. Fund raising expenses accumulated to $155 and the net amount raised through Pipelbiz was $1.4 million.

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

Year ended December 31, 2021 as compared to the year ended December 31, 2020

During the year ended December 31, 2021, the Company’s overall position of cash and cash equivalents increased by $455 thousand. This increase in cash can be attributed to the following:

The Company’s net cash used in operating activities during the year ended December 31, 2021, was $1,374 thousand as compared to $316 for the year ended December 31, 2020. This increase is mostly due to a significant increase in the operations of the Company.

Cash provided by financing activities for the year ended December 31, 2021, was $1,856 thousand as compared to $725 thousand for the year ended December 31, 2020. Cash provided in 2021 was from the receipt of $530 in convertible loans and $1,406 from crowd funding as compared to the receipt of $725 from convertible loans in 2020.

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

Recently Issued Accounting Pronouncements

For information with respect to recent accounting pronouncements, see Note 2 to the audited consolidated financial statements of SATIVUS TECH CORP. included elsewhere in this Form 10-K

Critical Accounting Policies

Our discussion and analysis of the financial condition and results of operations are based upon the Company’s financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We believe that the estimates, assumptions and judgments involved in the accounting policies described below have the greatest potential impact on our financial statements, so we consider these to be our critical accounting policies. Because of the uncertainty inherent in these matters, actual results could differ from the estimates we use in applying the critical accounting policies. Certain of these critical accounting policies are fair value of convertible loans, and the calculation of share-based compensation and going concern.

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

Item 8. Financial Statements and Supplementary Data.

SATIVUS TECH CORP.

(Formerly SEEDO CORP.)

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2021

IN THOUSANDS OF U.S. DOLLARS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

 TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF

SATIVUS TECH CORP. (Formerly Seedo Corp)

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Sativus Tech Corp. (the “Company”) as of December 31, 2021 and 2020, the related statements of operations and comprehensive loss, changes in stockholders’ deficit and cash flows for the years in the period ended December 31, 2021 and 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the year in the period ended December 31, 2021 and 2020, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1B to the financial statements, the Company has not yet generated material revenues from its operations to fund its activities and is therefore dependent upon external sources for financing its operations. As of December 31, 2021, the Company has incurred accumulated deficit of $21,118 thousands and negative operating cash flows. These factor among others, as discussed in Note 1B to the financial statements raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 1B to the financial statements. The financial statements do not include any adjustments that might result from the outcome of’ these uncertainties. This matter is also described in the “Critical Audit Matters” section of our report.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical audit matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Evaluation of convertible debt with an embedded derivative liability and detachable warrants

Description of the Matter

As discussed in Notes 2 and 3 to the financial statements, upon initial recognition of Convertible loans, Convertible Notes and similar instruments issued with or without detachable warrants, the Company considers whether the embedded feature within the convertible instruments should be separated from the host instrument and the manner of its presentation and future measurement and weather warrants granted by the Company to lenders through convertible bridge loans and stock warrants transactions should be classified as a component of permanent equity or as derivative liabilities. The Company utilized a Monte Carlo model to value the derivative bifurcated liabilities, which estimates the fair value of the liabilities based upon certain assumptions utilizing a probability weighted analysis of certain future events. Other inputs into the model include, volatility, closing stock prices at various valuation points, and conversion prices as determined by the applicable agreements.

We identified the fair value of the derivative liability as a critical audit matter, as (i) the assumptions utilized in the model to value the derivative liability required judgement, and the model is inherently complex. (ii) the accounting for derivative liabilities is complex (iii) the magnitude of the liabilities and losses recognized in the estimation process.

How We Addressed the Matter in Our Audit

The primary procedures we performed to address this critical audit matter involved the assistance of our valuation specialist and included the following: (i) we reviewed the qualifications of the valuation specialist utilized by the Company (ii) we audited the underlying inputs utilized by the valuation specialist in the model (iii) we evaluated the reasonableness of management’s assumptions included in the model (iv) we reviewed the underlying source documents to determine the proper accounting of the transactions (v) we tested the accuracy of those underlying calculations.

/s/ Halperin Ilanit.

Certified Public Accountants (Isr.)

PCAOB number 650100001

Tel Aviv, Israel

March 31, 2022

We have served as the Company’s auditor since 2020

SATIVUS TECH CORP. (formerly SEEDO CORP.)

CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands, except per share data, except share and per share data

	December 31	December 31
	2021	2020
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$866	$411
Restricted cash	20	-
Prepaid expenses and other receivables	77	7

Total current assets	963	418

NON CURRENT ASSETS
Right-of-use asset	46	-
Property and equipment, net	6	-

Total non-current assets	52	-

Total assets	$1,015	$418

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES

Accounts payables	12	51
Convertible loans (Note 3)	2,994	1,128
Fair value of convertible component in convertible loans (Note 3)	222	610
Other accounts liabilities	110	100
Short term lease liability	20	-
Total current liabilities	3,358	1,889

LONG-TERM LIABILITIES
Lease liability	29	-
Fair value of convertible component in convertible loans (Note 3)	-	502
Convertible loan (Note 3)	-	73
Total long-term liabilities	29	575

SHAREHOLDER’S DEFICIT (Note 5)
Ordinary shares of $0.0001 par value
Authorized: 500,000,000 shares at December 31, 2021 and December 31, 2020; Issued and Outstanding: 4,204,385 and 3,167,560 shares at December 31, 2021 and December 31, 2020, respectively	4	3
Additional Paid in capital	18,595	15,409
Accumulated deficit	(21,077)	(17,458)

	(2,478)	(2,046)
Non-controlling interests	106	-
Total shareholders’ deficit	(2,372)	(2,046)

Total liabilities and shareholders’ deficit	$1,015	$418

The accompanying notes are an integral part of the consolidated financial statements.

SATIVUS TECH CORP. (formerly SEEDO CORP.)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

U.S. dollars in thousands, except per share data, except share and per share data

	Year ended December 31,
	2021	2020
Operating expenses:

Research and development	$(911)	$(107)

General and administrative	(1,639)	(456)
Operating loss	(2,550)	(563)

Gain on liquidation of subsidiary (Note 1b)	-	9,593

Financial expenses, net (Note 7)	(1,391)	(1,388)

Net income (loss)	$(3,941)	$7,642

Non-controlling interests	322	-
Net income (loss) attributable to equity holders of the Company	(3,619)	7,642

Basic and diluted net loss per share attributable to equity holders of the Company	$(1.00)	$2.60
Weighted average number of ordinary shares used in computing basic and diluted loss per share	3,607,476	2,942,745

The accompanying notes are an integral part of the consolidated financial statements.

SATIVUS TECH CORP. (formerly SEEDO CORP.)

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

U.S. dollars in thousands, except per share data, except share and per share data

	Ordinary shares		Additional Paid in	Accumulated	Total Shareholders’	Non- controlling
	Number	Amount	capital	Deficit	Deficiency	interests	Total

Balance at January 1, 2020	2,054,539	$2	$14,443	$(25,100)	$(10,655)	-	(10,655)

Conversion of convertible loans	1,045,521	1	276	-	277	-	277
Share based compensation to non-employees	67,500	-	171	-	171	-	171
Beneficial conversion feature related to convertible loan	-	-	425	-	425	-	425
Issuance of warrants	-	-	94		94	-	94
Net Income	-	-	-	7,642	7,642	-	7,642
Balance at December 31, 2020	3,167,560	$3	$15,409	(17,458)	(2,046)	-	(2,046)

	Ordinary shares		Additional Paid in	Accumulated	Total Shareholders’	Non- controlling
	Number	Amount	capital	Deficit	Deficiency	interests	Total

Balance at January 1, 2021	3,167,560	$3	$15,409	(17,458)	(2,046)	-	(2,046)
Transactions with non-controlling parties	-	-	1,081	-	1,081	274	1,355
Receipt on account of shares in subsidiary	-	-	41	-	41	10	51
Share based compensation to non-controlling parties	-	-	566	-	566	144	710
Conversion of RSU’s	13,025	-	-	-	-	-	-
Conversion of convertible loans	830,000	1	830	-	831	-	831
Share based compensation to non-employees	114,634	-	608	-	608	-	608
Exercise of options	69,166	-	-	-	-	-	-
Issuance of warrants and convertible component	-	-	60	-	60	-	60
Net Loss	-	-	-	(3,619)	(3,619)	(322)	(3,941)
Balance at December 31, 2021	4,194,385	$4	$18,595	(21,077)	(2,478)	106	(2,372)

The accompanying notes are an integral part of the consolidated financial statements.

SATIVUS TECH CORP. (formerly SEEDO CORP.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands, except per share data

	Year ended
	December 31,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$(3,941)	$7,642
Adjustments to reconcile loss to net cash used in operating activities:
Depreciation	6	-
Share based compensation expenses to employees and non-employees	1,318	171
Financial expenses related to convertible loans, warrants and leases	2,232	949
Change in fair value of convertible component in convertible loans	(890)	435
Gain on liquidation of subsidiary	-	(9,593)
Changes in assets and liabilities:
Increase in other accounts receivables	(70)	(7)
Increase (decrease) in accounts payables	(39)	(13)
Increase (decrease) in other accounts payables	10	100
Net cash used in operating activities	(1,374)	(316)

Cash flows from investing activities
Increase in restricted cash	(20)	-
Purchase of property and equipment	(7)	-
Net cash used in investing activities	(27)	-

Cash flows from financing activities:
Proceeds from convertible loans	530	725
Lease payments	(6)	-
Proceeds from issuance of shares to minority interests in subsidiary	1,406	-
Repayment of convertible loans	(74)	-

Net cash provided by financing activities	1,856	725

Increase in cash and cash equivalents	455	409
Cash and cash equivalents and restricted cash at the beginning of the year	411	2

Cash and cash equivalents at the end of the period	$866	$411

Supplemental disclosures of cash flow information:
Cash paid for interest	$74	$-

Supplemental disclosures of non- cash flow information:
Conversion of convertible loans	$830	$277
Issuance of warrants	$60	$94
Right of use asset	$52	$-

The accompanying notes are an integral part of the consolidated financial statements.

SATIVUS TECH CORP. (formerly SEEDO CORP.)

NOTES TO FINANCIAL STATEMENTS

U.S. dollars in thousands, except per share data

NOTE 1:-	GENERAL

a.

Sativus Tech Corp. (formerly Seedo Corp.) (the “Company”), was formed on January 16, 2015 under the laws of the State of Delaware. Prior to September 14th, 2018, the Company was solely a provider of risk management and asset protection (“RAP”) services for businesses, individuals and families. On September 14th, 2018, executed an Acquisition and Share Exchange Agreement with Eroll Grow Tech Ltd. (“Eroll”), an Israeli Corporation that was formed on May 18th, 2015 under the laws of the state of Israel. On September 17, 2018, the Board of Directors adopted an Amendment to its Articles, changing the name of the Corporation to SEEDO CORP. Since the Acquisition of Eroll and through to December 31, 2019, Eroll produced a plant growing device managed and controlled by an artificial intelligent algorithm, allowing consumers to grow their own herbs and vegetables effortlessly from seed to plant, while providing optimal conditions to assure premium quality produce year-round. On December 13, 2021, the Company changed its name from Seedo Corp to Sativus Tech Corp.

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

SATIVUS TECH CORP. (formerly SEEDO CORP.)

NOTES TO FINANCIAL STATEMENTS

U.S. dollars in thousands, except per share data

NOTE 1:-	GENERAL (Cont.)

On December 24, 2020, Saffron Tech, announced its intention to raise up to 5.2 million New Israeli Shekels (“NIS”) (approximately $1.6 million) at a pre-money valuation of NIS 20 million (approximately $6.225 million) through the Israeli crowd funding platform – Pipelbiz “Crowd Funding Round”). Assuming the maximum amount is raised, the Company will own approximately 80% of the Saffron Tech. The Crowd Funding Round was closed on February 16, 2021, having raised the full amount. Fund raising expenses accumulated to $155 and the net amount raised through Pipelbiz was $1.4 million.

On August 10, 2021, the Company announced that its subsidiary, Saffron Tech, has been awarded a $446 thousand grant from the Israeli Innovation Authority (“IIA”). The new grant will allow Saffron Tech to accelerate its R&D program building on its ground-breaking development of the protocols for growing saffron using vertical farming technology. The funds will be allocated to enable the company to expand its facilities, allowing it to grow more saffron for commercial use. As of December 31, 2021, Saffron Tech received a total of $268 from the IIA.

On October 28, 2021, the Company announced that a majority of the Company’s shareholders brought forth a Shareholder’s Action by written consent to remove Mr. David Freidenberg and Mr. Gil Feiler from the Board of Directors of the Company, and immediately appoint Mr. Shmuel Yannay, Mr. Moshe Bar Siman Tov and Mrs. Iris Tova Ginsburg to its Board of Directors. The three new directors joined Mr. Avi Stern, an incumbent Independent Director, in comprising the Board of Directors of the Company.

On November 1, 2021, David Freidenberg resigned his position as CEO of the Company and on November 7, 2021, Mr. Gadi Levin was appointed as Chief Executive Officer.

On December 8, 2021, Saffron Tech announced it has begun construction of a new state-of-the-art indoor farm that will help increase its production of the saffron spice. Saffron Tech has already successfully completed two harvests of saffron using vertical farming technology at its initial location in Ganot, Israel. The Company's mission with this new facility, located at Mavki'im, Israel, is to complete a third cycle to triple the amount of saffron produced annually. Traditional agriculture only produces one harvest of saffron per year through a labor-intensive process.

On December 9, 2021, FINRA gave final approval for the Company’s 1-for-10 consolidation, or reverse split, of our issued and outstanding common shares, as noted in our 8K of December 13, 2021. Except where otherwise indicated, all share and per share data in these financial statements have been retroactively restated to reflect said consolidation.

On January 6, 2022, the Company announced that its subsidiary, Saffron Tech, has planted approximately 25,000 Saffron bulbs in fields in the Golan Heights, in Norther Israel. The planation is being managed in conjunction with the Shamir Research Institute, which operates under the auspices of the Haifa University, Israel.

b.	The Company has an accumulated deficit in the total amount of $21,077 as of December 31, 2021, the Company has negative operating cash flow in the total amount of $1,374 for the year ended December 31, 2021, further losses are anticipated in the development of its business. Those factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due.

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

The consolidated financial statements for the year ended December 31, 2021, do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from uncertainty related to the Company’s ability to continue as a going concern.

SATIVUS TECH CORP. (formerly SEEDO CORP.)

NOTES TO FINANCIAL STATEMENTS

U.S. dollars in thousands, except per share data

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles in the United States of America.

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

The costs of the Company are denominated in United States dollars (“dollars”). Some of the costs in our Israeli subsidiary are incurred in New Israeli Shekels (NIS), however the selling prices will be linked to the Company’s price list which will be determined in dollars, the budget is managed in dollars, financing activities including loans and cash investments, are made in U.S. dollars and the Company’s management believes that the dollar is the primary currency of the economic environment in which the Company and its subsidiary operates. Thus, the dollar is the Company’s and its subsidiary functional and reporting currency.

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

Restricted cash as of December 31, 2021 in respect of the Company’s credit card and manufacturing commitments.

e.	Property and equipment:

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, at the following annual rates:

%
Computers, Software and peripheral equipment	33%
Mold & production Equipment	10%
Office furniture and equipment	10%

f.	Impairment of long-lived assets:

The Company’s long-lived assets are reviewed for impairment in accordance with ASC No. 360, “Property, Plant and Equipment” whenever events or changes in circumstances indicate that the carrying amount of an asset (or asset group) may not be recoverable. Recoverability of assets (or asset group) to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. During the years ended December 31, 2021 and 2020, no impairment losses have been recorded.

SATIVUS TECH CORP. (formerly SEEDO CORP.)

NOTES TO FINANCIAL STATEMENTS

U.S. dollars in thousands, except per share data

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

g.	Leases:

In February 2016, the FASB established Topic 842, Leases, by issuing Accounting Standards Update (ASU) No. 2016-02. The guidance establishes a right-of-use model ("ROU") that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. The Group determines if an arrangement is or contains a lease at contract inception.

The Group is a lessee in an operating lease for a research facility. Operating leases are included in operating lease right-of-use (“ROU”) assets, other current liabilities, and operating lease liabilities in our consolidated balance sheets.

ROU assets represent Company’s right to use an underlying asset for the lease term and lease liabilities represent Group’s obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As our lease does not provide an implicit rate, the Company generally uses the incremental borrowing rate based on the estimated rate of interest for collateralized borrowing over a similar term of the lease payments at commencement date. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

The Group monitors for events or changes in circumstances that require a reassessment of one of its leases. When a reassessment results in the remeasurement of a lease liability, a corresponding adjustment is made to the carrying amount of the corresponding ROU asset unless doing so would reduce the carrying amount of the ROU asset to an amount less than zero. In that case, the amount of the adjustment that would result in a negative ROU asset balance is recorded in statement of comprehensive loss.

h.	Concentration of credit risks:

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

i.	Research and development expenses:

Research and development costs are charged to the consolidated statement of operations as incurred.

j.	Royalty-bearing grants:

Royalty-bearing grants from the Israeli Innovation Authority (the “IIA”) for funding approved research and development projects are recognized at the time Saffron Tech is entitled to such grants (i.e. at the time that there is reasonable assurance that the Company will comply with the conditions attached to the grant and that there is reasonable assurance that the grant will be received), on the basis of the costs incurred and reduce research and development costs. The cumulative research and development grants received by the Company from inception through December 2021 amounted to $268.

As of December 31, 2021 the Company did not accrue for or pay any royalties to the IIA since no revenues were recognized in respect of the funded projects.

k.	Liability for employee rights upon retirement pay:

Saffron Tech’s liability for severance pay is pursuant to Section 14 of the Severance Compensation Act, 1963 (“Section 14”), pursuant to which all the Company’s employees are included under Section 14, and are entitled only to monthly deposits. Under Israeli employment law, payments in accordance with Section 14 release the Company from any future severance payments in respect of those employees. The fund is made available to the employee at the time the employer-employee relationship is terminated, regardless of cause of termination. The severance pay liabilities and deposits under Section 14 are not reflected in the consolidated balance sheets as the severance pay risks have been irrevocably transferred to the severance funds.

SATIVUS TECH CORP. (formerly SEEDO CORP.)

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

The Company elected to measure some of the convertible loans under the fair value option (see note 4). Under the fair value option, the convertible loans will be measured at fair value in each reporting period until they will be converted, with changes in the fair values being recognized in the Company’s consolidated statement of operations as financial income or expense. The proceeds received for the issuance of the convertible loans were allocated at fair value conducted on an arm’s-length basis.

The Company’s financial assets and liabilities that are measured at fair value on a recurring basis by level within the fair value hierarchy are as follows:

	Balance as of December 31, 2021
	Level 1	Level 2	Level 3	Total
Liabilities:
Fair Value of convertible component in convertible loan, net of discounts and debt issue costs	$-	$-	$222	$222

Total liabilities	$-	$-	$222	$222

SATIVUS TECH CORP. (formerly SEEDO CORP.)

NOTES TO FINANCIAL STATEMENTS

U.S. dollars in thousands, except per share data

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

	Balance as of December 31, 2020
	Level 1	Level 2	Level 3	Total
Liabilities:
Fair Value of convertible component in convertible loan, net of discounts and debt issue costs	$-	$-	$1,112	$1,112

Total liabilities	$-	$-	$1,112	$1,112

m.	Income Tax:

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

The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. As of December 31, 2021 and 2020, no liability for unrecognized tax positions has been recorded. Accordingly, no interest or penalties related to uncertain tax positions are recorded, either. It is the Company’s policy that any interest or penalties associated with unrecognized tax positions would be reflected in income tax expense.

n.	Basic and diluted net loss per share

Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of Ordinary shares outstanding during the period.

Diluted net loss per share is computed by giving effect to all potential shares of Ordinary shares, to the extent dilutive, all in accordance with ASC No. 260, “Earning Per Share”.

For the years ended December 31, 2021 and 2020, all outstanding shares warrants have been excluded from the calculation of the diluted net loss per share as all such securities are anti-dilutive for all years presented.

o.	Contingencies:

The Company records accruals for loss contingencies arising from claims, litigation and other sources when it is probable that a liability has been incurred and the amount can be reasonably estimated. These accruals are adjusted periodically as assessments change or additional information becomes available. Legal costs incurred in connection with loss contingencies are expensed as incurred.

SATIVUS TECH CORP. (formerly SEEDO CORP.)

NOTES TO FINANCIAL STATEMENTS

U.S. dollars in thousands, except per share data

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

p.	Stock-based payments:

The Company measures and recognizes the compensation expense for all equity-based payments to employees based on their estimated fair values in accordance with ASC 718, “Compensation-Stock Compensation”. Share-based payments including grants of stock options are recognized in the statement of comprehensive loss as an operating expense based on the fair value of the award at the date of grant. The fair value of stock options granted is estimated using the Black-Scholes option-pricing model. The Company has expensed compensation costs, net of estimated forfeitures, applying the accelerated vesting method, over the requisite service period or over the implicit service period when a performance condition affects the vesting, and it is considered probable that the performance condition will be achieved.

Share-based payments awarded to consultants (non-employees) are accounted for in accordance with ASC Topic 505-50, “Equity-Based Payments to Non-Employees”.

For the years ended December 31, 2021, December 31, 2020, the Company recorded $1,318, and $171 in share-based compensation, respectively.

q.	Recent accounting pronouncements:

Financial Instruments – Credit Losses

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). ASU 2016-13 replaces the current incurred loss model guidance with a new method that reflects expected credit losses. Under this guidance, an entity would recognize an allowance for credit losses equal to its estimate of expected credit losses on financial assets measured at amortized cost. In November 2019, the FASB extended the effective date of ASU 2016-13 for smaller reporting companies. As a result, ASU 2016-13 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2022, with early adoption permitted. The standard is not expected to have a significant impact on the Company’s consolidated financial statements.

Convertible instruments

In August 2020, the FASB issued ASU 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”). ASU 2020-06 simplifies the accounting for convertible instruments by removing certain separation models in Accounting Standards Codification (“ASC”) 470-20, “Debt—Debt with Conversion and Other Options,” (“ASC 470-20”) for convertible instruments. Under ASU 2020-06, the embedded conversion features no longer are separated from the host contract for convertible instruments with conversion features that are not required to be accounted for as derivatives under ASC 815, “Derivatives and Hedging,” or that do not result in substantial premiums accounted for as paid-in capital. For smaller reporting companies, ASU 2020-06 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2023, with early adoption permitted for fiscal years beginning after December 15, 2020. The Company is currently assessing the impact of this update on the Company’s consolidated financial statements.

SATIVUS TECH CORP. (formerly SEEDO CORP.)

NOTES TO FINANCIAL STATEMENTS

U.S. dollars in thousands, except per share data

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

Business Combination

On October 28, 2021, the FASB issued ASU 2021-08, which amends ASC 805 to “require acquiring entities to apply Topic 606 to recognize and measure contract assets and contract liabilities in a business combination.” Under current GAAP, an acquirer generally recognizes such items at fair value on the acquisition date. According to the FASB, this Update is intended “to improve the accounting for acquired revenue contracts with customers in a business combination by addressing diversity in practice and inconsistency related to the following:

●	Recognition of an acquired contract liability
●	Payment terms and their effect on subsequent revenue recognized by the acquirer.

ASU 2021-08 06 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. We are currently assessing the impact of this update on the Company’s consolidated financial statements.

Warrants

In May 2021, the Financial Accountings Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2021-04, “Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815- 40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options” (“ASU 2021-04”). The guidance is effective for the Company on January 1, 2022. The Company is currently evaluating the impact of adopting this standard

r.	New Accounting Pronouncements:

Accounting Pronouncements Not Yet Adopted

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The amendments in this ASU simplify the accounting for income taxes, eliminates certain exceptions to the general principles in Topic 740 and clarifies certain aspects of the current guidance to improve consistent application among reporting entities. ASU 2019-12 is effective for fiscal years beginning after December 15, 2021 and interim periods within annual periods beginning after December 15, 2022, though early adoption is permitted, including adoption in any interim period for which financial statements have not yet been issued. The Company is currently evaluating the effect the adoption of ASU 2019-12 will have on its consolidated financial statements.

In August 2020, the FASB issued ASU No. 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging Contracts in Entity s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity s Own Equity. ASU 2020-06 will simplify the accounting for convertible instruments by reducing the number of accounting models for convertible debt instruments and convertible preferred stock. Limiting the accounting models results in fewer embedded conversion features being separately recognized from the host contract as compared with current GAAP. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting and(2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. ASU 2020-06 also amends the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. ASU 2020-06 will be effective for public companies for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company is currently evaluating the impact that the adoption of ASU 2020-06 will have on the Company’s consolidated financial statement presentation or disclosures.

Other new pronouncements issued but not effective as of December 31, 2021, are not expected to have a material impact on the Company’s consolidated financial statements.

SATIVUS TECH CORP. (formerly SEEDO CORP.)

NOTES TO FINANCIAL STATEMENTS

U.S. dollars in thousands, except per share data

NOTE 3:-	CONVERTIBLE LOANS

a.	On February 21, 2019, the Company received a convertible loan from third party (“February 2019 Lender”), with a two-year term, in the principal amount of $550, which bears 10% annual interest rate (“February 2019 Loan”).

The Company at its option shall have the right to redeem, in part or in whole, outstanding principal amount and interest under this loan agreement prior to the maturity date. The Company shall pay an amount equal to the principal amount being redeemed plus a redemption premium equal to 20% of the outstanding principal amount being redeemed plus outstanding and accrued interest.

The February 2019 Lender shall be entitled to convert at its option any portion of the outstanding and unpaid principal or accrued interest into fully paid and nonassessable of shares of common stock, at the lower of the fixed conversion price then in effect or the market conversion price. The number of shares of common stock issuable upon conversion of any conversion amount shall be determined by dividing (x) such conversion amount by (y) the fixed conversion price of $20.00 or (z) 80% of the lowest the volume-weighted average price of the Company’s shares of common stock during the 10 trading days immediately preceding the conversion date.

During the year ended December 31, 2020, a portion of the February 2019 Loan in the amount of $190 and accrued interest of $87 was converted into 1,045,521 Shares.

On February 20, 2021, the Company and the February 2019 Lender extended the February 2019 Loan to November 10, 2021. As of December 31, 2021, the Company has defaulted on the February 2019 Loan and the February 2019 Loan is presented in fair value in these financial statements. See note 9b regarding the extension of the February 2019 Loan.

On May 12, 2021, the Company paid accrued interest of the February 2019 Loan in the amount of $74.

The February 2019 Loan is included in the convertible loans in current liabilities as of December 31, 2021, in the amount of $506, and $350 as of December 31, 2020.

During the year ended December 31, 2021, and 2020, the Company recorded financial expenses related to February 2019 Loan in the amount of $230 and $343, respectively.

b.	On October 15, 2019, the Company received a convertible loan from a third party (“October 2019 Lender”) in the principal amount of $1,100 that bears an annual 10% interest rate (“October 2019 Loan”). The October 2019 Loan has a two-year term. Prior to the maturity date of the October 2019 Loan, the Company, at its option, has the right to redeem, in cash, in part or in whole, the amounts outstanding provided that as of the date of the redemption notice (i) the volume-weighted average price of the Company’s ordinary shares is less than $12.50 and (ii) there is no equity condition failures as defined therein. In the event that the Company wishes to redeem any amount under the convertible loan, the Company shall pay an amount equal to the principal amount being redeemed plus a redemption premium equal to 20% of the outstanding amount being redeemed in addition to outstanding and accrued interest.

SATIVUS TECH CORP. (formerly SEEDO CORP.)

NOTES TO FINANCIAL STATEMENTS

U.S. dollars in thousands, except per share data

NOTE 3:-	CONVERTIBLE LOANS (Cont.)

The October 2019 Lender shall be entitled to convert the principal loan and the outstanding interest (the “Conversion Amount”) into such number of ordinary shares determined by dividing (x) such Conversion Amount by (y) the fixed conversion price of $12.50 or (z) 80% of the lowest the volume-weighted average price of the Company’s ordinary shares during the 10 trading days immediately preceding the conversion date.

The Company accounted for the October 2019 Loan in accordance with ASC 470-20, Debt with conversion and other Options. As of December 31, 2020, the BCF was revalued at $610.

The Company estimated the fair value of BCF using the Monte Carlo option pricing model using the following weighted average assumptions:

December 31, 2020
Share price	$1.50
Dividend yield	0%
Risk-free interest rate	0.10%
Expected term (in years)	0.79
Volatility	133.48%

As of December 31, 2021, the Company has defaulted on the October 2019 Loan and the October 2019 Loan is presented in fair value in these financial statements. See note 9c regarding the extension of the February 2019 Loan.

The October 2019 Loan is included in the convertible loans in current liabilities as of December 31, 2021, in the amount of $2,142, and $754 as of December 31, 2020.

During the year ended December 31, 2021, and 2020, the Company recorded financial expenses related to October 2019 Loan in the amount of $778 and $594, respectively.

c.	On August 7, 2020, the Company received a convertible loan from a third party (“August 2020 Lender”) in the amount of $200 (the “August 2020 Loan”). Per the terms of the Agreement, the August 2020 Loans has a maturity date of August 7, 2022, (“Maturity Date”) and accrues annual interest at a rate of 10%

The August 2020 Loan is convertible by the August 2020 Lender into Shares, at their discretion, at the lower of a fixed price of $1.02 (the “Fixed Conversion Price”) or 80% of the lowest volume weighted average price (“VWAP”) of the Company’s common stock during the 10 trading days immediately preceding the conversion date (the “Market Conversion Price”).

The Company also granted the August 2020 Investor warrants to purchase 50,000 shares of common stock of the Company at an exercise price of $2.00 per share, such exercise price is subject to any future price-based anti-dilution adjustments. Accordance with ASU 2017-11 the warrants were classified in shareholders equity.

SATIVUS TECH CORP. (formerly SEEDO CORP.)

NOTES TO FINANCIAL STATEMENTS

U.S. dollars in thousands, except per share data

NOTE 3:-	CONVERTIBLE LOANS (Cont.)

The fair value of the warrants granted was $35 using the Black-Scholes-Merton option pricing model using the following assumptions:

August 2020
Share price	$0.86
Dividend yield	0%
Risk-free interest rate	0.21%
Expected term (in years)	5
Volatility	176.96%

The Company accounted for the August 2020 Loan in accordance with ASC 470-20, Debt with conversion and other Options. The combined intrinsic value of the BCF for the August 2020 Loan was calculated and valued at $249 as of August 7, 2020, and the Company allocated $249 to the BCF as a liability. As of December 31, 2021, the BCF was revalued at $146 ($339 as of December 31, 2020).

The Company used an independent appraiser to estimate the fair value of BCF which used the Monte Carlo option pricing model using the following weighted average assumptions:

	August 7, 2020	December 31, 2020	December 31, 2021
Share price	$0.80	$1.50	$0.65
Dividend yield	0	0	0%
Risk-free interest rate	0.13%	0.12%	0.23%
Expected term (in years)	2	1.58	0.58
Volatility	163.31%	142.65%	145.70%

During the year ended December 31, 2021, the Company recorded financial income related to August 2020 Loan in the amount of $73, and interest and financial expenses in the amount of $222 during the year ended December 31, 2020.

d.

From November 2020 through to December 31, 2020, the Company received $425 from third party investors from the issuance of convertible promissory notes (“2020 Promissory Notes”). The Promissory Notes bear no interest, are convertible into Shares based on a fixed conversion price of $1.00 per share and mature between 6 and 24 months from the issuance date. Pursuant to the 2020 Promissory Notes, one of the investors received warrants to purchase 33,000 Shares at an exercise price of $1.50 through to December 17, 2021. (“2020 Promissory Warrants”)

SATIVUS TECH CORP. (formerly SEEDO CORP.)

NOTES TO FINANCIAL STATEMENTS

U.S. dollars in thousands, except per share data

NOTE 3:-	CONVERTIBLE LOANS (Cont.)

From January 2021 through to February 16, 2021, the Company received an additional $530 from third party investors from the issuance of Promissory Notes (“2021 Promissory Notes). One of the investors received 33,000 warrants (“2021 Promissory Warrants”). The 2021 Promissory Warrants have the same terms as the 2020 Promissory Notes. During December 2021 the 2020 Promissory Warrants and the 2021 Promissory Warrants were extended to December 31, 2022. During December 2021 the 2020 Promissory Warrants and the 2021 Promissory Warrants were extended to December 31, 2022.

During the year ended December 31, 2021, Promissory Notes in the amount of $830,000 have been converted into shares.

e.	On July 31, 2020, the Company received a convertible loan from Mr. Shmuel Yannay (a third party at that time, and a director of the Company as of October 28, 2021) in the amount of $100 ("Director Loan"). The loan has a maturity date of July 31, 2022 (“Maturity Date”) and accrues annual interest at a rate of 10%

The Director Loan is convertible into Shares, at his discretion, at the lower of a fixed price of $1.02 (the “Fixed Conversion Price”) or 80% of the lowest volume weighted average price (“VWAP”) of the Company’s common stock during the 10 trading days immediately preceding the conversion date (the “Market Conversion Price”).

The Company also granted the Mr. Yannay warrants to purchase 25,000 shares of common stock of the Company at an exercise price of $2.00 per share, such exercise price is subject to any future price-based anti-dilution adjustments. Accordance with ASU 2017-11 the warrants were classified in shareholders equity.

The fair value of the warrants granted was $18 using the Black-Scholes-Merton option pricing model using the following assumptions:

August 2020
Share price	$0.86
Dividend yield	0%
Risk-free interest rate	0.21%
Expected term (in years)	5
Volatility	176.96%

SATIVUS TECH CORP. (formerly SEEDO CORP.)

NOTES TO FINANCIAL STATEMENTS

U.S. dollars in thousands, except per share data

The Company accounted for the Director Loan in accordance with ASC 470-20, Debt with conversion and other Options. The combined intrinsic value of the BCF for the August 2020 Loan was calculated and valued at $129 as of July 31, 2020, and the Company allocated $129 to the BCF as a liability. As of December 31, 2021, the BCF was revalued at $76 ($163 as of December 31, 2020).

The Company estimated the fair value of BCF using the Monte Carlo option pricing model using the following weighted average assumptions:

	July 31, 2020	December 31, 2020	December 31, 2021
Share price	$0.86	$1.50	$0.65
Dividend yield	0	0	0%
Risk-free interest rate	0.11	0.12%	0.23%
Expected term (in years)	2	1.58	0.58
Volatility	164.04%	142.65%	145.70%

During the year ended December 31, 2021, the Company recorded interest and financial income related to August 2020 Loan in the amount of $27, and interest and financial expenses in the amount of $105 during the year ended December 31, 2020.

NOTE 4:-	RELATED PARTIES

a

The Company signed an agreement with the CFO, effective November 11, 2021, pursuant to which the CFO will received $6 per month. During the years ended December 31, 2021, and 2020, the Company paid compensation expenses to the CFO in the amount of $56 and $20, respectively. Amounts owed to the CFO as of December 31, 2021, were $12.

b.	The Company signed an agreement with the CEO of Saffron Tech, effective December 12, 2021, pursuant to which the CEO will received $11.3 per month. During the year ended December 31, 2021, the Company paid compensation expenses to the CEO in the amount of $8. Amounts owed to the CEO as of December 31, 2021, were $7.

c.	On September 1, 2020, the Company, the Company granted the CFO 36,000 Restricted Share Units ("RSU’s") with an exercise price of nil. The RSU’s vest quarterly over three years. During the years ended December 31, 2021, and 2020, the Company incurred share-based expenses in respect of the RSU’s in the amount of $10 and $3, respectively

d.	During the year ended December 31, 2021, the Company granted two directors 60,000 fully vested RSU’s. The fair value of the RSU’s at the date of the grant was $334.
e.	During the years ended December 31, 2021, and 2020, the Company paid compensation expenses to related parties (CEO, CFO, and directors) in the amount of $235 and $11, respectively.

f.	Amounts owing to related parties (CEO, CFO and directors) as of December 31, 2021, and December 31, 2020, were $22 and $14, respectively.
g.	From July 2021 through to August 2021, the Company granted three directors 47,134 shares. The fair value of the shares at the date of the grant was $106.
h.	On October 5, 2021, the Company granted a director 7,500 RSU’s. The fair value of the shares at the date of the grant was $18.
i.	On December 14, 2021, the Company granted five directors 144,000 RSU’s. The fair value of the shares at the date of the grant was $111. During the year ended December 31, 2021, the Company incurred share-based expenses in respect of the RSU’s in the amount of $28.

SATIVUS TECH CORP. (formerly SEEDO CORP.)

NOTES TO FINANCIAL STATEMENTS

U.S. dollars in thousands, except per share data

NOTE 5:-	SHAREHOLDERS’ EQUITY

a.	As of December 31, 2021 and 2020, the Company’s share capital is composed as follows:

	December 31, 2021		December 31, 2020
	Authorized	Issued and outstanding	Issued and outstanding	Issued and outstanding
	Number of shares
Shares of common stock of $0.0001 par value each “Shares”	500,000,000	4,194,385	500,000,000	3,167,560

Each Ordinary share is entitled to receive dividend, participate in the distribution of the Company’s net assets upon liquidation and to receive notices of participate and vote (at one vote per share) at the general meetings of the Company on any matter upon which the general meeting is authorized.

On December 9, 2021, we implemented a 1-for-10 consolidation, or reverse split, of our issued and outstanding common shares. Except where otherwise indicated, all share and per share data in these financial statements have been retroactively restated to reflect the reverse stock split.

b.	Issuance of shares:

1.	During the year ended December 31, 2020, a portion of the February 2019 Loan in the amount of $190 and accrued interest in the amount of $87 was converted into 1,045,521 Shares

2.	On December 23, 2020, the Company issued 60,000 shares in respect to the exercise of 60,000 RSU’s.

3.	On March 9, 2021, the Company issued 13,025 shares in respect of RSU’s granted during 2020.

4.	On March 10, 2021, the Company issued a total of 50,000 shares to two directors in respect of 50,000 RSU’s that were granted to them. The RSU’s vested immediately and had an exercise price of nil. The fair value of the RSU’s at the date of the grant was $275.

5.	On April 1, 2021, the Company issued a total of 10,000 shares to two directors in respect of 10,000 RSU’s that were granted to them. The RSU’s vested immediately and had an exercise price of nil. The fair value of the RSU’s at the date of the grant was $59.

6.	From June 2021 through to December 2021, the Company issued 830,000 shares in respect of converted Promissory Notes in the amount of $830.

7.	From July 2021 through to August 2021, the Company granted three directors 47,134 shares. The fair value of the shares at the date of the grant was $106.

8.

On October 5, 2021, the Company issued a director 7,500 shares in respect of 7,500 RSU’s that were granted to him. The RSU’s vested immediately and had an exercise price of nil. The fair value of the RSU’s at the date of the grant was $18.

9.	On October 5, 2021, the Company issued a consultant 29,167 shares in respect of exercised options. The consultant exercised 50,000 options in a cashless exercise mechanism.

10.	On October 25, 2021, the Company issued a consultant 40,000 shares in respect of 40,000 exercised options.

c.	Warrants:

A summary of warrant activity during the years ended December 31, 2021, 2020 is as follows:

	Number	Average exercise price
Warrants outstanding at January 1, 2020	115,083	$16.90
Granted	108,000	1.80
Exercised	-	-
Forfeited/Cancelled	(10,000)	20
Warrants outstanding at December 31, 2020	213,083	$8.10
Granted	99,000	1.50
Exercised	-	-
Forfeited/Cancelled	(66,000)	1.50
Forfeited/Cancelled	(47,333)	19.40
Warrants outstanding at December 31, 2021	198,750	$5.40

SATIVUS TECH CORP. (formerly SEEDO CORP.)

NOTES TO FINANCIAL STATEMENTS

U.S. dollars in thousands, except per share data

NOTE 5:-	SHAREHOLDERS’ EQUITY (Cont.)

The following warrants are outstanding as of December 31, 2021:

Issuance date	Warrants outstanding	Exercise price per warrant	Warrants outstanding and exercisable	Expiry date
February 21, 2019	13,750	$20.00	13,750	February 21, 2022
October 15, 2019	44,000	$12.50	44,000	October 15, 2024
August 7, 2020	50,000	$2.00	50,000	August 7, 2025
August 11, 2020	25,000	$2.00	25,000	August 11, 2025
December 31, 2021	66,000	$1.50	66,000	December 31, 2022
	198,750		198,750

d.	Share option plans:

On April 1, 2019, the Company’s board of directors adopted the Sativus Tech Corp. 2018 Share Options Plan (the “2018 Plan”).

Awards granted under the 2018 Plan are subject to vesting schedules and unless determined otherwise by the administrator of the 2018 Plan, generally vest following a period of four years from the applicable vesting commencement date, such that the awards vest in four annual equal instalments and/or generally vest following a period of one year from the applicable vesting commencement date, such that the awards vest in four quarterly equal instalments.

(i) A summary of employee share options activity during the years ended December 31, 2021, 2020 is as follows:

	Number	Average weighted exercise price

Options outstanding at January 1, 2020	160,588	10.00
Granted	166,000	1.10
Exercised	-	-
Forfeited	(160,588)	-

Options outstanding at December 31, 2020	166,000	1.10
Granted	120,000	0.01
Exercised	(90,000)	1.10
Forfeited	(1,000)	3.00

Options outstanding at December 31, 2021	195,000	$0.63

Options exercisable at December 31, 2021	131,250	$0.70

SATIVUS TECH CORP. (formerly SEEDO CORP.)

NOTES TO FINANCIAL STATEMENTS

U.S. dollars in thousands, except per share data

NOTE 5:-	SHAREHOLDERS’ EQUITY (Cont.)

 The following options are outstanding as of December 31, 2021:

Issuance date	Options outstanding	Exercise price per option	Options outstanding and exercisable	Expiry date
September 1, 2020	15,000	$0.70	6,250	September 1, 2025
October 13, 2020	50,000	$1.00	25,000	October 12, 2023
November 3, 2020	25,000	$1.00	25,000	October 25, 2025
November 3, 2020	25,000	$1.50	25,000	October 25, 2025
December 14, 2021	80,000	$0.01	50,000	December 14, 2026
	195,000		131,250

The following option issues took place during the years ended December 31, 2021, and 2020:

i.	On September 1, 2020, the Company, signed a contract with a consultant pursuance to which they were granted 15,000 options to purchase 15,000 shares at $0.70 per share, in 12 equal quarterly instalments commencing from December 1, 2020. The options expire on September 1, 2025. The fair value of the stock options issued is $13 and was determined using the Black-Scholes option pricing model and the following assumptions: share price - $0.835; exercise price - $0.70; expected life – 5 years; annualized volatility – 296%; dividend yield – 0%; risk free rate – 0.26%. During the years ended December 31, 2021, 2020, the Company recorded share-based expenses related to the options in the amount of $6 and $4, respectively

ii.	On October 11, 2020, the Company granted a consultant 1,000 options to purchase 1,000 shares at a price of $3.00 per share. The fair value of the stock options issued is $1 and was determined using the Black-Scholes option pricing model and the following assumptions: share price - $0.6475; exercise price - $3.00; expected life – 1.07 years; annualized volatility – 285%; dividend yield – 0%; risk free rate – 0.27%. During the years ended December 31, 2021 and 2020, the Company recorded share-based expenses related to the options in the amount of $nil and $1, respectively. The options expired on March 11, 2021.

iii.	On October 13, 2020, the Company, through Saffron, signed a contract with a consultant pursuant to which they were granted 100,000 options to purchase 100,000 shares at $1.00 per share. 25,000 options vest immediately, and the remaining 75,000 vest in three equal amounts every six months thereafter. The options expire on October 13, 2023. The fair value of the stock options issued is $60 and was determined using the Black-Scholes option pricing model and the following assumptions: share price - $0.61; exercise price - $1.00; expected life – 3 years; annualized volatility – 286%; dividend yield – 0%; risk free rate – 0.31%. During the years ended December 31, 2021 and 2020, the Company recorded share-based expenses related to the options in the amount of $30 and $27, respectively.

iv.

On November 3, 2020, the Company, through Saffron, signed a contract with a consultant pursuant to which they were granted 50,000 options to purchase 50,000 shares. 25,000 options are exercisable at $1.00 per Share and 25,000 options are exercisable at $1.50 per share. The options vest quarterly over one year. The fair value of the stock options issued is $25 and was determined using the Black-Scholes option pricing model and the following assumptions: share price - $0.51; exercise price - $1.00 and $1.5; expected life – 4.93 years; annualized volatility – 278%; dividend yield – 0%; risk free rate – 0.39%. During the years ended December 31, 2021 and 2020, the Company recorded share-based expenses related to the options in the amount of $17 and $9, respectively.

v.

On October 27, 2020, the Company, through Saffron, signed a contract with a consultant pursuant to which they were granted 40,000 options to purchase 40,000 shares. All options are exercisable at $0.001 per Share. The options vest immediately. The fair value of the stock options issued is $23 and was determined using the Black-Scholes option pricing model and the following assumptions: share price - $0.50; exercise price - $0.001; expected life – 1 year; annualized volatility – 237%; dividend yield – 0%; risk free rate – 0.12%. During the years ended December 31, 2021 and 2020, the Company recorded share-based expenses related to the options in the amount of $23 and $nil, respectively.

vi.

On December 14, 2021, the Company, through Saffron, signed a contract with an employee pursuant to which they were granted 80,000 options to purchase 80,000 shares. All options are exercisable at $0.01 per Share. 50,000 options vest immediately, and 30,000 options vest quarterly over two years. The fair value of the stock options issued is $56 and was determined using the Black-Scholes option pricing model and the following assumptions: share price - $0.70; exercise price - $0.01; expected life – 5 years; annualized volatility – 221%; dividend yield – 0%; risk free rate – 1.23%. During the year ended December 31, 2021, the Company recorded share-based expenses related to the options in the amount of $36.

SATIVUS TECH CORP. (formerly SEEDO CORP.)

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

A summary of RSU activity during the years ended December 31, 2021 and 2020, is as follows:

Number

RSU outstanding at January 1, 2020	13,025
Granted (i) (ii)	103,500
Exercised	(67,500)
Forfeited	-

RSU’s outstanding at December 31, 2020	49,025
Granted (iii) (iv) (v)	227,500
Exercised (Note 6b (2)(3)(8))	(80,525)
Forfeited	-

RSU’s exercisable at December 31, 2021	196,000

(i)	On September 1, 2020, the Company, the Company granted the CFO 36,000 RSU’s with an exercise price of nil. The RSU’s vest quarterly over three years. The fair value of the RSU’s at the date of the grant was $30. During the years ended December 31, 2021 and 2020, the Company recorded share-based expenses related to the RSU’s in the amount of $10 and $3, respectively

(ii)	On November 24, 2020, The Company granted two directors 30,000 RSU’s each, and one director 7,500 RSU’s. All these RSU’s vest immediately and have an exercise price of nil. The fair value of the RSU’s at the date of the grant was $128.

(iii)	During the period between February 2021 through to March 2021, the Company granted two directors 30,000 RSU’s each. The fair value of the RSU’s at the date of the grant was $334.

(iv)	On October 5, 2021, the Company granted a director 7,500 RSU’s. The fair value of the shares at the date of the grant was $18.

(v)	On December 14, 2021, the Company granted five directors 144,000 RSU’s. The fair value of the shares at the date of the grant was $111. The RSU’s vest quarterly in advance over one year.

SATIVUS TECH CORP. (formerly SEEDO CORP.)

NOTES TO FINANCIAL STATEMENTS

U.S. dollars in thousands, except per share data

NOTE 6:-	TAXES ON INCOME

The Company’s subsidiaries are separately taxed under the domestic tax laws of the jurisdiction of incorporation of each entity.

a.	Corporate tax rates in U.S.:

On December 22, 2017, the U.S. Tax Cuts and Jobs Act (“the TCJA”) was signed into law, permanently lowering the corporate federal income tax rate from 35% to 21%, effective January 1, 2018. The company is subject to U.S. income tax laws. There are no significant provisions for U.S. federal, state or other taxes for any period.

b.	Corporate tax rates in Israel:

The Israeli statutory corporate tax rate and real capital gains were 23% in 2020-2021.

c.	Deferred income taxes:

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows:

	December 31,
	2021	2020
Deferred tax assets:
Carry forward tax losses	$1,412	$1,174

Net deferred tax asset before valuation allowance	1,412	1,174
Valuation allowance	(1,412)	(1,174)

Net deferred tax asset	$-	$-

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that all or some portion of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences are deductible and net operating losses are utilized. Based on consideration of these factors, the Company recorded a full valuation allowance at December 31, 2021, and 2020.

d.	Net operating carry-forward losses for tax purposes:

As of December 31, 2021, the Company’s carry-forward losses amounting to approximately $6,532, and Saffron Tech’s carry-forward losses amounting to approximately $1,456, which can be carried forward for an indefinite period.

SATIVUS TECH CORP. (formerly SEEDO CORP.)

NOTES TO FINANCIAL STATEMENTS

U.S. dollars in thousands, except per share data

NOTE 7:-	FINANCIAL EXPENSES, NET

	Year ended	Year ended
	December 31,	December 31,
	2021	2020
Bank commissions	$2	$4
Financial expenses related to revaluation of convertible component in convertible loans	(890)	435
Commissions on loans	98	-
Financial expenses related to interest, revaluation of warrants and leases	2,232	949
Foreign currency transactions and other	(51)	-

	$1,391	$1,388

NOTE 8:-

LIENS, COMMITMENTS

Saffron leases its facility on a lease that expires on September 11, 2024. Lease payments are approximately $2 per month ($23 annually).

Saffron Tech is committed to pay royalties to the IIA on the proceeds from sales of products resulting from research and development projects in which the IIA participates by way of grants. In the first 3 years of sales the Company shall pay 3% of the sales of the product which was developed under IIA research and development projects. In the fourth, fifth and sixth years of sales, the Company shall pay 4% of such sales and from the seventh year onwards the Company shall pay 5% of up to 100% of the amount of grants received plus interest at LIBOR. Saffron Tech was entitled to the grants only upon incurring research and development expenditures. There were no future performance obligations related to the grants received from the IIA. As of December 31, 2021, the contingent liabilities with respect to grants received from the IIA, subject to repayment under these royalty agreements on future sales is $Nil.

NOTE 9:-	SUBSEQUENT EVENTS

a.

On January 5, 2022, Saffron Tech granted 361,000 share options to directors and employees. All options are exercisable at approximately $1.29 per share (NIS 4.00). The options vest on a quarterly basis over a period between two and three years and expire on January 4, 2032.

b.	On January 26, 2022, the Company paid accrued interest of the February 2019 Loan in the amount of $20, and the February 2019 Loan agreement was extended until December 31, 2022.
c.	On January 26, 2022, the Company paid accrued interest of the October 2019 Loan in the amount of $55, and the October 2019 Loan agreement was extended until December 31, 2022.
d.	On March 1, 2022, the Company announced that Saffron Tech has signed a non-binding LOI with Naveh Pharma, a company that specializes in creating pharmaceutical and healthcare products with unique active ingredients including Saffron. The strategic joint venture is expected to accelerate grown for both companies as the fast-growing nutraceutical industry continues to expand with consumers looking for natural solutions for conditions such as depression and inflammation.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of our Annual Report on Form 10-K, an evaluation was carried out by management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act) as of December 31, 2021. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

During evaluation of disclosure controls and procedures as of December 31, 2021, conducted as part of our annual audit and preparation of our annual financial statements, management conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures and concluded that our disclosure controls and procedures were not effective.

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

In order to ensure that our internal control over financial reporting is effective, management regularly assesses controls and did so most recently for its financial reporting as of December 31, 2021.

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

As a result of the management evaluation of company internal control over financial reporting described above, the Company’s management has concluded that, as of December 31, 2021, the Company’s internal control over financial reporting was not based on the criteria in Internal Control – Integrated Framework issued by COSO.

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

Changes in Internal Control Over Financial Reporting

As of the end of the period covered by this report, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the year ended December 31, 2021, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth the name and age of officers and director as of the date hereof. Our executive officers are elected annually by our board of directors. Our executive officers hold their offices until they resign, are removed by the Board, or his successor is elected and qualified.

Name	Age	Title
Shmuel Yannay	44	Director
Moshe Bar Siman Tov	45	Director
Iris Tova Ginsburg	44	Director
Avraham Stern	49	Director
Gadi Levin	49	Chief Executive Officer and Chief Financial Officer

Shmuel Yannay, 44, is a licensed attorney (Israel) with broad managerial experience and has served as an Israeli investment banker and the managing partner or Axey Capital, a family office specialized in funding public companies around the globe. Shmuel has a proven track record in corporate equities, finance, capital markets, mergers & acquisitions, and start-up entrepreneurships. Shmuel holds a BA in Economics and an LL.B. degree in Law from Hebrew University in Jerusalem.

Moshe Bar Siman Tov, 45, is an Israeli economist, who served as director general of the Ministry of Health between 2015-2020. In October 2020, he joined the Institute for National Security Studies as a senior guest researcher. Prior to that, he was the Deputy Budget Officer at the Ministry of Finance and served as Economic Assistant at the Israeli Embassy in Washington. Moshe also served as a director of the Lottery and a member of the board of directors of the Myers-JDC-Brookdale Institute, and he currently serves as a director at "Nofar Energy" and "UpHealth". Moshe holds a bachelor's degree in Economics and a master's degree in Business Administration degree with a specialization in finance from the Hebrew University of Jerusalem.

Iris Tova Ginsburg, 44, an expert economist in the field of health and a consultant for medical technology companies and health organizations. In the past, she held several positions in the public system and business sector, including director of health in the budget department of the Ministry of Finance, deputy director of economics and regulation at fellow pension funds, economic advisor to the director general of the Ministry of Finance, and served as a member of the public committee. Iris holds a bachelor's degree in Economics and a master's degree in Business Administration from the Bar-Ilan University.

Avi Stern, 49, currently serves as the Vice President of Finance at Wix.com, a leading cloud-based website development platform with millions of users worldwide. Prior to his role as Vice President of Finance at Wix.com, Stern served in several public and private companies in executive finance roles.

Gadi Levin, 49, Chief Financial Officer and Secretary, was appointed Chief Financial Officer and Secretary of the Company on February 1, 2016. Mr. Levin has also served as Chief Financial Officer and Director of Vaxil Bio Ltd since March 1, 2016 Mr. Levin has also serves as the Finance Director of Eco (Atlantic) Oil & Gas Ltd. since December 1, 2016. Mr. Levin has over 15 years of experience working with public US, Canadian and multi-jurisdictional public companies. Previously, Mr. Levin served as Chief Financial Officer of DarioHeath Corp from November 2013 through January 2015. Mr. Levin also served as the Vice President of Finance and Chief Financial Officer for two Israeli investment firms specializing in private equity, hedge funds and real estate. Mr. Levin began his CPA career at the accounting firm Arthur Andersen, where he worked for nine years, specializing in U.S. listed companies involved in IPOs. Mr. Levin has a Bachelor of Commerce degree in Accounting and Information Systems from the University of the Cape Town, South Africa, and a post graduate diploma in Accounting from the University of South Africa. He received his Chartered Accountant designation in South Africa and has an MBA from Bar Ilan University in Israel.

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

Committees of the Board

All proceedings of the board of directors for the fiscal year ended December 31, 2021, were conducted by resolutions consented to in writing by our board of directors and filed with the minutes of the proceedings of our board of directors. Our company currently does not have nominating, compensation or audit committees or committees performing similar functions nor does our company have a written nominating, compensation or audit committee charter. Our board of directors does not believe that it is necessary to have such committees because it believes that the functions of such committees can be adequately performed by the board of directors.

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

No member of the Board of Directors will be required by us to work on a full-time basis. Accordingly, certain conflicts of interest may arise between us and our director(s) in that they may have other business interests in the future to which they devote their attention, and they may be expected to continue to do so although Directors’ time must also be devoted to our business. As a result, conflicts of interest may arise that can be resolved only through their exercise of such judgment as is consistent with each officer’s understanding of his/her fiduciary duties to us.

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

Item 11. Executive Compensation.

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table presents summary information regarding the total compensation awarded to, earned by, or paid to each of the named executive officers for services rendered:

				Stock	All Other
Name and Principal Position	Year	Salary	Bonus	Awards	Compensation	Total

David Grossman, CEO(1)	2020	$-	$–	14	$–	$14

David Freidenberg, CEO(2)	2020	$-	$–	57	$22	$77
	2021	$123	$27	190	$-	$340

Gadi Levin, CEO(3), CFO(4)	2020	$-	$–	3	$17	$20
	2021	$42	$10	14	$-	$66

(1)	From June 24, 2020 though to December 24, 2020

(2)	As of December 24, 2020 and through to November 1, 2021.

(3)	As of ______

(4)	As of September 1, 2020

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

As of December 31, 2021, we had 4,204,385 shares of common stock outstanding which was held by 87 shareholders. The chart below sets forth the ownership, or claimed ownership, of certain individuals and entities. This chart discloses those persons known by the board of directors to have, or claim to have, beneficial ownership of more than 5% of the outstanding shares of our common stock as of December 31, 2021; of all directors and executive officers of SATIVUS TECH CORP; and of our directors and officers as a group.

Name	Number of Shares (1)	% Ownership
David Freidenberg	68,567	1.63%
Shmuel Yannay (2)	x	x
Gil Feiler	108,567	2.58%
Gadi Levin	-	-
All officers and directors		%
Cannabics Pharmaceutical Inc.	352,175	8.37%

(1)	The percent of common stock owned is calculated using the sum of the number of shares of common stock owned divided by the total number of common stock outstanding as of December 31, 2021.

(2)

On July 31, 2020, the Company received a convertible loan from Mr. Shmuel Yannay (a third party at that time, and a director of the Company as of October 28, 2021) in the amount of $100. The loan has a maturity date of July 31, 2022 and accrues annual interest at a rate of 10%. The loan is convertible into Shares, at their discretion, at the lower of a fixed price of $1.02 (the “Fixed Conversion Price”) or 80% of the lowest volume weighted average price (“VWAP”) of the Company’s common stock during the 10 trading days immediately preceding the conversion date (the “Market Conversion Price”).

The Company also granted the Mr. Yannay warrants to purchase 25,000 shares of common stock of the Company at an exercise price of $2.00 per share, such exercise price is subject to any future price-based anti-dilution adjustments. Accordance with ASU 2017-11 the warrants were classified in shareholders equity.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The Company has no business relations or activity with any affiliates.

Item 14. Principal Accounting Fees and Services.

The following table indicates the fees paid by us for services performed for the:

	Year Ended December 31, 2021	Year Ended December 31, 2020
Auditing fees	$50,000	$50,000

Total	$50,000	$50,000

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following exhibits are incorporated into this Form 10-K Annual Report:

Exhibit Number	Description
31.1*	Rule 13a-14(a) Certification of the Chief Executive Officer
31.2*	Rule 13a-14(a) Certification of the Chief Financial Officer
32.1*	Section 1350 Certification of Chief Executive Officer
32.2*	Section 1350 Certification of Chief Financial Officer
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed along with this document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sativus Tech Corp.

Date: March 31, 2022	By:	/s/ Gadi Levin
Gadi Levin
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: March 31, 2022	By:	/s/ Gadi Levin
Gadi Levin
	Title:	Chief Financial Officer (Principal Financial Officer)