Form 10-Q
period 2022-03-31
SATIVUS TECH CORP.
filed 2022-05-16
CIK 1661600

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period from January 1, 2022 to March 31, 2022.

Commission file number: 333-208814

SATIVUS TECH CORP.

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

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No ☒

(Does not currently apply to the Registrant)

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

As of May 16, 2022, the registrant had 4,194,385 shares of its Common Stock, $0.001 par value, outstanding.

When used in this quarterly report, the terms “Sativus Tech Corp.” “the Company,” “we,” “our,” and “us” refer to Sativus Tech Corp.

i

PART I. Financial Information

SATIVUS TECH CORP.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of March 31, 2022

SATIVUS TECH CORP.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2022

IN THOUSANDS OF U.S. DOLLARS

- - - - - - - - - - - -

SATIVUS TECH CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands, except share and per share data

	March 31,	December 31,
	2022	2021
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$353	$866
Restricted cash	13	20
Other current assets	198	77
Total current assets	564	963

NON-CURRENT ASSETS
Right-of-use asset	42	46
Property and equipment, net	181	6
Total non-current assets	223	52

Total assets	$787	$1,015

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES

Accounts payables	29	12
Other current liabilities	142	110
Convertible loans (Note 3)	1,289	2,994
Fair value of convertible component in convertible loans (Note 3)	1,256	222
Short term lease liability	20	20
Total current liabilities	2,736	3,358

LONG-TERM LIABILITIES

Long term lease liability	26	29

Total Liabilities	2,762	3,387

SHAREHOLDER’S DEFICIT (Note 5)
Ordinary shares of $0.0001 par value
Authorized: 500,000,000 shares at March 31, 2022 and December 31, 2021; Issued and Outstanding: 4,194,385 and 4,194,385 shares at March 31, 2022 and December 31, 2021, respectively	4	4
Additional Paid in capital	18,584	18,595
Accumulated deficit	(20,629)	(21,077)
	(2,041)	(2,478)
Non-controlling interests	66	106
Total shareholders’ deficit	(1,975)	(2,372)

Total liabilities and shareholders’ deficit	$787	$1,015

The accompanying notes are an integral part of these condensed consolidated financial statements.

SATIVUS TECH CORP.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

U.S. dollars in thousands, except share and per share data

	Three months ended March 31,
	2022	2021
Operating expenses:

Research and development	$(65)	$(176)

Selling and marketing	-	(68)

General and administrative	(92)	(540)
Operating loss	(157)	(784)

Financial income (expenses), net (Note 6)	578	(1,447)

Net income (loss)	$421	$(2,231)

Non-controlling interests	27	34
Net income (loss) attributable to equity holders of the Company	448	(2,197)

Basic and diluted net income (loss) per share attributable to equity holders of the Company	$0.11	$(0.70)
Weighted average number of ordinary shares used in computing basic and diluted loss per share	4,194,385	3,182,411

The accompanying notes are an integral part of these condensed consolidated financial statements.

SATIVUS TECH CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

U.S. dollars in thousands, except share and per share data

			Additional		Total	Non-
	Ordinary shares		Paid in	Accumulated	Shareholders’	controlling
	Number	Amount	capital	Deficit	Deficiency	interests	Total
Balance as of January 1, 2021	3,167,560	$3	$15,409	$(17,458)	$(2,046)	$-	$(2,046)
Transactions with non-controlling interests	-	-	1,122	-	1,122	284	1,406
Share Based Compensation to employees and non-employees	-	-	27	-	27	-	27
Beneficial conversion feature related to convertible loans	-	-	530	-	530	-	530
Exercise of warrants	-	-	39	-	39	-	39
Issuance of shares in respect of RSU’s	63,025	-	334	-	334	-	334
Net loss	-	-	-	(2,197)	(2,197)	(34)	(2,231)
Balance as of March 31, 2021 (Unaudited)	3,230,585	$3	$17,461	$9,655	$(2,191)	$250	$(1,941)

			Additional		Total	Non-
	Ordinary shares		Paid in	Accumulated	Shareholders’	controlling
	Number	Amount	capital	Deficit	Deficiency	interests	Total
Balance as of January 1, 2022	4,194,385	$4	$18,595	$(21,077)	$(2,478)	$106	$(2,372)
Share based compensation to non-controlling parties	-	-	117	-	117	30	147
Share Based Compensation to employees and non-employees	-	-	40	-	40	-	40
Cancellation of share options in subsidiary	-	-	(168)	-	(168)	(43)	(211)

Net income	-	-	-	448	448	(27)	421
Balance as of March 31, 2022 (Unaudited)	4,194,385	$3	$18,584	$20,629	$(2,041)	$66	$(1,975)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SATIVUS TECH CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

U.S. dollars in thousands

	Three months ended
	March 31,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$421	$(2,231)
Adjustments to reconcile loss to net cash used in operating activities:
Depreciation and amortization	6	1
Share based compensation expenses to employees and non-employees	(24)	361
Financial expenses related to convertible loans and warrants	(1,625)	538
Change in fair value of convertible component in convertible loans	1,034	900

Changes in assets and liabilities:
Decrease in other accounts receivable	(121)	(61)
Decrease in trade payables	17	(50)
Increase in other current liabilities	32	4
Net cash used in operating activities	(260)	(538)

Cash flows from investing activities:
Purchase of property and equipment	(177)	(8)

Net cash used in investing activities	(177)	(8)

Cash flows from financing activities:
Proceeds from convertible loans	-	530
Lease payments	(8)	-
Repayment of convertible loans	(75)	-
Proceeds from issuance of shares to minority interests in subsidiary	-	1,406
Net cash provided (used) by financing activities	(83)	1,936

Increase (decrease) in cash and cash equivalents and restricted cash	(520)	1,390
Cash and cash equivalents and restricted cash at the beginning of the year	886	411
Cash and cash equivalents at the end of the period	$366	$1,801

Supplemental disclosures of cash flow information:
Cash paid for interest	$75	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

SATIVUS TECH CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
U.S. dollars in thousands

NOTE 1:-	GENERAL

a.

Sativus Tech Corp. (the “Company”), was formed on January 16, 2015 under the laws of the State of Delaware. Prior to September 14th, 2018, the Company was solely a provider of risk management and asset protection (“RAP”) services for businesses, individuals and families. From September 14, 2018 through to December 31, 2019, the Company shifted its business to producing a plant growing device managed and controlled by an artificial intelligent algorithm, allowing consumers to grow their own herbs and vegetables effortlessly from seed to plant, while providing optimal conditions to assure premium quality produce year-round and on September 17, 2018, the Board of Directors adopted an Amendment to its Articles, changing the name of the Corporation to Seedo Corp. On December 13, 2021, the Company changed its name from Seedo Corp to Sativus Tech Corp.

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

b.	The Company has an accumulated deficit in the total amount of $20,629 as of March 31, 2022, the Company has negative operating cash flow in the total amount of $260 for the three months ended March 31, 2022, further losses are anticipated in the development of its business. Those factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due.

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

The consolidated financial statements for the three months ended March 31, 2022, do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from uncertainty related to the Company’s ability to continue as a going concern.

SATIVUS TECH CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
U.S. dollars in thousands

NOTE 1:-	GENERAL (cont.)

c.	The COVID-19 pandemic, which originated in China in late 2019, has since spread across the globe and affected the economic condition of most, if not all, countries, including the United States, Israel and many countries in Europe. On March 11, 2020, the World Health Organization declared the outbreak a pandemic. While COVID-19 is still spreading and the final implications of the pandemic are difficult to estimate at this stage, it is clear that it has affected the lives of a large portion of the global population. As of March 31, 2022, the pandemic has caused repeated states of emergency to be declared in various countries, ongoing and extended travel restrictions have been imposed for several months, strict quarantines rules have been established and maintained for an extended period of time in a plethora of jurisdictions and various institutions and companies have been closed and rendered bankrupt. The Company is actively monitoring the pandemic and is taking any necessary measures to respond to the situation in cooperation with the various stakeholders. Due to the uncertainty surrounding the COVID-19 pandemic, the Company will continue to assess the situation, including government-imposed restrictions, market by market. It is not possible at this time to estimate the full impact that the COVID-19 pandemic could have on the Company’s business, the continued spread of COVID-19, and any additional measures taken by governments, health officials or by the Company in response to such spread, could have on the Company’s business, results of operations and financial condition. The COVID-19 pandemic and mitigation measures have also negatively impacted global economic conditions, which, in turn, could adversely affect the Company’s business, results of operations and financial condition. The extent to which the COVID-19 outbreak continues to impact the Company’s financial condition will depend on future developments that are highly uncertain and cannot be predicted, including new government actions or restrictions, new information that may emerge concerning the severity, longevity and impact of the COVID-19 pandemic on economic activity.

NOTE 2:-	UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Basis of Presentation and Principles of Consolidation:

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary and were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”)

All intercompany accounts and transactions have been eliminated in consolidation.

Unaudited Interim Financial Information

The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with GAAP and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from this report, as is permitted by such rules and regulations. Accordingly, these condensed consolidated financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2021 and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 31, 2022 (the “2021 Annual Report”). The results for any interim period are not necessarily indicative of results for any future period.

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments that are necessary to present fairly the Company’s financial position and results of operations for the interim periods presented. The results for the three months ended March 31, 2022 are not necessarily indicative of the results for the year ending December 31, 2022, or for any future period.

As of March 31, 2022, there have been no material changes in the Company’s significant accounting policies from those that were disclosed in the 2021 Annual Report.

SATIVUS TECH CORP.
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

The Company’s financial assets and liabilities that are measured at fair value on a recurring basis by level within the fair value hierarchy are as follows:

	Balance as of March 31, 2022
	Level 1	Level 2	Level 3	Total
Liabilities:
Fair Value of convertible component in convertible loan, net of discounts and debt issue costs	$-	$-	$1,256	$1,256

Total liabilities	$-	$-	$1,256	$1,256

	Balance as of December 31, 2021
	Level 1	Level 2	Level 3	Total
Liabilities:
Fair Value of convertible component in convertible loan, net of discounts and debt issue costs	$-	$-	$222	$222

Total liabilities	$-	$-	$222	$222

SATIVUS TECH CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
U.S. dollars in thousands

NOTE 3:-	CONVERTIBLE LOANS

a.	On February 21, 2019, the Company received a convertible loan from third party (“February 2019 Lender”), with a two-year term, in the principal amount of $550 which bears 10% annual interest rate (“February 2019 Loan”).

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

As of December 31, 2021, the Company has defaulted on the February 2019 Loan and the February 2019 Loan was presented in fair value in the financial statements for the year ended December 31, 2021.

On January 18, 2022, the Company paid accrued interest of the February 2019 Loan in the amount of $20. In concurrence with the payment of accrued interest, the February 2019 Loan was extended to December 31, 2022.

Conversion feature

In accordance with ASC 815-15-25 the conversion feature was considered an embedded derivative instrument, and is to be recorded at its fair value separately from the convertible notes, within current liabilities in the Company’s balance sheet. The conversion component is then marked to market at each reporting period with the resulting gains or losses shown in the statements of operations.

The fair value of the conversion feature (hereafter “Convertible Component”) in the amount of $264 was estimated using the Monte Carlo Simulation Model to compute the Convertible Component’s fair value. The assumptions used to perform the Monte-Carlo simulation model below:

March 31, 2021
Share price	$0.80
Dividend yield	0%
Risk-free interest rate	1.35%
Expected term (in years)	0.75
Volatility	164.65%

The February 2019 Loan is included in the convertible loans in current liabilities as of March 31, 2022, in the amount of $111, and $506 as of December 31, 2021.

SATIVUS TECH CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
U.S. dollars in thousands

NOTE 3:-	CONVERTIBLE LOANS (cont.)

During the three months ended March 31, 2022, the Company recorded financial income related to February 2019 Loan in the amount of $111, and interest and financial expenses in the amount of $34 in the three months ended March 31, 2021.

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

As of December 31, 2021, the Company has defaulted on the October 2019 Loan and the October 2019 Loan is presented in fair value in the financial statements for the year ended December 31, 2021.

On January 18, 2022, the Company paid accrued interest of the October 2019 Loan in the amount of $55. In concurrence with the payment of accrued interest, the October 2019 Loan was extended to December 31, 2022.

Conversion feature

In accordance with ASC 815-15-25 the conversion feature was considered an embedded derivative instrument, and is to be recorded at its fair value separately from the convertible notes, within current liabilities in the Company’s balance sheet. The conversion component is then marked to market at each reporting period with the resulting gains or losses shown in the statements of operations.

The fair value of the conversion feature (hereafter “Convertible Component”) in the amount of $725 was estimated using the Monte Carlo Simulation Model to compute the Convertible Component’s fair value. The assumptions used to perform the Monte-Carlo simulation model below:

The Company estimated the fair value of BCF using the Monte Carlo option pricing model using the following weighted average assumptions:

March 31, 2021
Share price	$0.80
Dividend yield	0%
Risk-free interest rate	1.35%
Expected term (in years)	0.75
Volatility	164.65%

The October 2019 Loan is included in the convertible loans in current liabilities as of March 31, 2022, in the amount of $778, and $2,142 as of December 31, 2021.

During the three months ended March 31, 2022, the Company recorded financial income related to October 2019 Loan in the amount of $584, and interest and financial expenses in the amount of $179 in the three months ended March 31, 2021.

c.	On August 7, 2020, the Company received a convertible loan from a third party (“August 2020 Lender”) in the amount of $200 (the “August 2020 Loan”). Per the terms of the Agreements, the August 2020 Loan has a maturity date of August 7, 2022 (“Maturity Date”) and accrues annual interest at a rate of 10%.

The August 2020 Loan is convertible by the August 2020 Lender into Shares, at their discretion, at the lower of a fixed price of $1.02 (the “Fixed Conversion Price”) or 80% of the lowest volume weighted average price (“VWAP”) of the Company’s common stock during the 10 trading days immediately preceding the conversion date (the “Market Conversion Price”).

SATIVUS TECH CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
U.S. dollars in thousands

NOTE 3:-	CONVERTIBLE LOANS (cont.)

The Company also granted the August 2020 Investor warrants to purchase 50,000 shares of common stock of the Company at an exercise price of $2.00 per share, such exercise price is subject to any future price-based anti-dilution adjustments. Accordance with ASU 2017-11 the warrants were classified in shareholders equity. The fair value of the warrants granted was $35 using the Black-Scholes-Merton option pricing model.

The fair value of the conversion feature (hereafter “Convertible Component”) in the amount of $179 was estimated using the Monte Carlo Simulation Model to compute the Convertible Component’s fair value. The assumptions used to perform the Monte-Carlo simulation model below:

	December 31, 2021	March 31, 2022
Share price	$0.65	$0.80
Dividend yield	0	0%
Risk-free interest rate	0.23%	0.70%
Expected term (in years)	0.58	0.36
Volatility	145.70%	191.87%

The August 2020 Loan is included in the convertible loans in short term liabilities as of March 31, 2022 in the amount of $198, and $168 as of December 31, 2021.

During the three months ended March 31, 2022 and 2021, the Company recorded interest and financial expenses related to August 2020 Loan in the amount of $30 and $30, respectively.

d.	On July 31, 2020, the Company received a convertible loan from Mr. Shmuel Yannay (a third party at that time, and a director of the Company as of October 28, 2021) in the amount of $100 (“Director Loan”). The loan has a maturity date of July 31, 2022 (“Maturity Date”) and accrues annual interest at a rate of 10%

The Director Loan is convertible into Shares, at his discretion, at the lower of a fixed price of $1.02 (the “Fixed Conversion Price”) or 80% of the lowest volume weighted average price (“VWAP”) of the Company’s common stock during the 10 trading days immediately preceding the conversion date (the “Market Conversion Price”).

The Company also granted the Mr. Yannay warrants to purchase 25,000 shares of common stock of the Company at an exercise price of $2.00 per share, such exercise price is subject to any future price-based anti-dilution adjustments. Accordance with ASU 2017-11 the warrants were classified in shareholders equity. The fair value of the warrants granted was $18 using the Black-Scholes-Merton option pricing model.

The fair value of the conversion feature (hereafter “Convertible Component”) an amount of $89 was estimated using the Monte Carlo Simulation Model to compute the Convertible Component’s fair value. The assumptions used to perform the Monte-Carlo simulation model below:

	December 31, 2021	March 31, 2022
Share price	$0.65	$0.80
Dividend yield	0	0%
Risk-free interest rate	0.23%	0.70%
Expected term (in years)	0.58	0.34
Volatility	145.70%	191.87%

During the three months ended March 31, 2022, and 2021, the Company recorded interest and financial expenses related to the Director Loan in the amount of $15 and $15, respectively.

SATIVUS TECH CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
U.S. dollars in thousands

NOTE 4:-	RELATED PARTIES

a.	During the three months ended March 31, 2022 and 2021, the Company paid compensation expenses to related parties (CEO, CFO and directors) in the amount of $57 and $100, respectively.

b.	Amounts owing to related parties (CEO, CFO and directors) as of March 31, 2022 and December 31, 2021 were $8 and $22, respectively.

c.	On January 5, 2022, Saffron Tech granted 220,000 share options to directors and officers of the Company. All options are exercisable at approximately $1.29 per share (NIS 4.00). The options vest on a quarterly basis over a period between two and three years and expire on January 4, 2032. The fair value of the options at the date of grant was estimated at $281 using the Black-Scholes option pricing model, using the following assumptions: Share price: NIS 3.96; Expected option life in years: 10; Volatility: 223%; Risk-free interest rate: 1.71%; Dividend yield: 0%. During the three months ended March 31, 2022, the Company recorded share-based expenses in respect of the share options in the amount of $125.

d.	On January 5, 2022, Saffron Tech discontinued the directorship of two of its directors. As a result of these changes, share options in Saffron Tech that were granted to the two former directors were cancelled. During the three months ended March 31, 2022, the Company recorded income in the amount of $211 in respect of cancelled share options in Saffron Tech.

NOTE 5:-	SHAREHOLDERS’ DEFICIENCY

a.	Warrants

A summary of warrant activity during the three months period ended March 31, 2022, and year ended December 31, 2021 is as follows:

	Number	Average exercise price
Warrants outstanding at January 1, 2021	213,083	$0.81
Granted	99,000	0.15
Exercised	-	-
Forfeited/Cancelled	(66,000)	0.15
Forfeited/Cancelled	(47,333)	1.94
Warrants outstanding at December 31, 2021	198,750	$0.54
Expired	(13,750)	2.00
Exercised	-	-
Forfeited/Cancelled	-	-
Warrants outstanding at March 31, 2022	185,000	0.43

The following warrants and are outstanding as of December 31, 2021:

Issuance date	Warrants outstanding	Exercise price per warrant	Warrants outstanding and exercisable	Expiry date
February 21, 2019	13,750	$20.00	13,750	February 21, 2022
October 15, 2019	44,000	$12.50	44,000	October 15, 2024
August 7, 2020	50,000	$2.00	50,000	August 7, 2025
August 11, 2020	25,000	$2.00	25,000	August 11, 2025
December 31, 2021	66,000	$1.50	66,000	December 31, 2022
	198,750		198,750

SATIVUS TECH CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
U.S. dollars in thousands

NOTE 5:-	SHAREHOLDERS’ DEFICIENCY (cont.)

The following warrants and are outstanding as of March 31, 2022:

Issuance date	Warrants outstanding	Exercise price per warrant	Warrants outstanding and exercisable	Expiry date
October 15, 2019	44,000	$12.50	44,000	October 15, 2024
August 7, 2020	50,000	$2.00	50,000	August 7, 2025
August 11, 2020	25,000	$2.00	25,000	August 11, 2025
December 31, 2021	66,000	$1.50	66,000	December 31, 2022
	185,000		185,000

b.	Share option plans:

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

(i) A summary of employee share options activity during the three-month period ended March 31, 2022 and for the year ended December 31, 2021 is as follows:

	Number	Average weighted exercise price
Options outstanding at January 1, 2021	166,000	$1.10
Granted	120,000	0.01
Exercised	(90,000)	1.10
Forfeited	(1,000)	3.00
Options outstanding at December 31, 2021	195,000	$0.63
Granted	-	-
Exercised	-	-
Forfeited	-	-
Options outstanding at March 31, 2022	195,000	$0.63

Options exercisable at March 31, 2022	136,250	$0.68

SATIVUS TECH CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
U.S. dollars in thousands

NOTE 5:-	SHAREHOLDERS’ DEFICIENCY (cont.)

The following options are outstanding as of March 31, 2022:

Issuance date	Options outstanding	Exercise price per option	Options outstanding and exercisable	Expiry date
September 1, 2020	15,000	$0.70	7,500	September 1, 2025
October 13, 2020	50,000	$1.00	25,000	October 12, 2023
November 3, 2020	25,000	$1.00	25,000	October 25, 2025
November 3, 2020	25,000	$1.50	25,000	October 25, 2025
December 14, 2021	80,000	$0.01	53,750	December 14, 2026
	195,000		136,250

c.	Restricted Share Units:

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

A summary of RSU activity during the three months ended March 31, 2022, and the year ended December 31, 2021 is as follows:

Number
RSU outstanding at January 1, 2021	49,025
Granted	227,500
Exercised	(80,525)
Forfeited	-
RSU outstanding at December 31, 2021	196,000
Granted	-
Exercised	-
Forfeited	-
RSU’s outstanding at March 31, 2022	196,000

SATIVUS TECH CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
U.S. dollars in thousands

NOTE 6:-	FINANCIAL INCOME (EXPENSES)

	Three months ended	Three months ended
	March 31,	March 31,
	2022	2021
Financial income (expense) related to interest and revaluation of convertible component in convertible loans	$596	$(1,386)
Financial expenses related to warrants	-	(39)
Foreign currency transactions and other	(18)	(22)
	$578	$(1,447)

NOTE 7:-	LIENS, COMMITMENTS

Saffron leases its facility on a lease that expires on September 11, 2024. Lease payments are approximately $2 per month ($23 annually).

Saffron Tech is committed to pay royalties to the IIA on the proceeds from sales of products resulting from research and development projects in which the IIA participates by way of grants. In the first 3 years of sales the Company shall pay 3% of the sales of the product which was developed under IIA research and development projects. In the fourth, fifth and sixth years of sales, the Company shall pay 4% of such sales and from the seventh year onwards the Company shall pay 5% of up to 100% of the amount of grants received plus interest at LIBOR. Saffron Tech was entitled to the grants only upon incurring research and development expenditures. There were no future performance obligations related to the grants received from the IIA. As of March 31, 2022, the contingent liabilities with respect to grants received from the IIA, subject to repayment under these royalty agreements on future sales is $Nil. As of March 31, 2022, Saffron Tech received a total of $268 from the IIA

NOTE 8:-	SUBSEQUENT EVENTS

a.	On April 4, 2022, the Company appointed Tal Wilk Glazer as the new CEO of the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH OUR AUDITED FINANCIAL STATEMENTS AND THE RELATED NOTES THAT APPEAR ELSEWHERE IN THIS QUARTERLY REPORT ON FORM 10-Q AND THE FINANCIAL STATEMENTS AND RELATED NOTES THERETO FOR THE FISCAL YEAR ENDED DECEMBER 31, 2021 AND THE RELATED MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, BOTH OF WHICH ARE CONTAINED IN OUR ANNUAL REPORT ON FORM 10-K FILED WITH THE SECURITIES AND EXCHANGE COMMISSION (THE “SEC”), ON MARCH 31, 2022. PAST OPERATING RESULTS ARE NOT NECESSARILY INDICATIVE OF RESULTS THAT MAY OCCUR IN FUTURE PERIODS. THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT REFLECT OUR PLANS, ESTIMATES AND BELIEFS. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE THOSE DISCUSSED BELOW AND ELSEWHERE IN THIS QUARTERLY REPORT.

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other Federal securities laws, and is subject to the safe-harbor created by such Act and laws. Forward-looking statements may include statements regarding our goals, beliefs, strategies, objectives, plans, including product and technology developments, future financial conditions, results or projections or current expectations These forward-looking statements involve known or unknown risks, uncertainties and other factors that may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “potential,” “continue,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” and similar expressions. These statements are based on our current beliefs, expectations, and assumptions and are subject to a number of risks and uncertainties. Although we believe that the expectations reflected-in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Our actual results may differ materially from those anticipated in these forward-looking statements. These forward-looking statements are made as of the date of this report, and we assume no obligation to update these forward-looking statements whether as a result of new information, future events, or otherwise, other than as required by law. In light of these assumptions, risks, and uncertainties, the forward-looking events discussed in this report might not occur and actual results and events may vary significantly from those discussed in the forward-looking statements. Further information on potential factors that could affect our business is described under the heading “Risk Factors” in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended March 31, 2022. Readers are also urged to carefully review and consider the various disclosures we have made in that report.

When used in this quarterly report, the terms “Sativus,” “the Company,” “we,” “our,” and “us” refer to SATIVUS TECH CORP., a Delaware corporation, unless otherwise indicated or as otherwise required by the context.

Company Overview

Sativus Tech Corp. (the “Company”), was formed on January 16, 2015, under the laws of the State of Delaware. Prior to September 14th, 2018, the Company was solely a provider of risk management and asset protection (“RAP”) services for businesses, individuals and families. On September 14th, 2018, executed an Acquisition and Share Exchange Agreement with Eroll Grow Tech Ltd. (“Eroll”), an Israeli Corporation that was formed on May 18th, 2015 under the laws of the state of Israel. On September 17, 2018, the Board of Directors adopted an Amendment to its Articles, changing the name of the Corporation to SEEDO CORP. Since the Acquisition of Eroll and through to December 31, 2019, Eroll produced a plant growing device managed and controlled by an artificial intelligent algorithm, allowing consumers to grow their own herbs and vegetables effortlessly from seed to plant, while providing optimal conditions to assure premium quality produce year-round. On December 13, 2021, the Company changed its name from Seedo Corp to Sativus Tech Corp.

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

On December 8, 2021, Saffron Tech announced it has begun construction of a new state-of-the-art indoor farm that will help increase its production of the saffron spice. Saffron Tech has already successfully completed two harvests of saffron using vertical farming technology at its initial location in Ganot, Israel. The Company’s mission with this new facility, located at Mavki’im, Israel, is to complete a third cycle to triple the amount of saffron produced annually. Traditional agriculture only produces one harvest of saffron per year through a labor-intensive process.

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

On April 4, 2022, the Company appointed Mrs. Tal Wilk-Glazer as Director and CEO of the Company. Gadi Levin stepped down as CEO and remains the Company’s CFO. On the same day, Mr. Moshe Bar Siman Tov and Mrs Iris Ginsburg resigned from their positions as Directors. Their resignation was not the result of any disputes with the Company.

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

These unaudited condensed financial statements should be read in conjunction with our December 31, 2021, annual financial statements included in our Form 10-K, filed with the SEC on March 31, 2022.

Going Concern

Due to the uncertainty of our ability to meet our current operating and capital expenses, our independent auditors included an explanatory paragraph in their report on the condensed consolidated financial statements for the three months ended March 31, 2022 regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

Results of Operations

Three months ended March 31, 2022 compared to the three months ended March 31, 2021

Operating Expenses

Research and development expenses for the three months ended March 31, 2022, were $65 thousand compared to $176 thousand for the same period in 2021. Gross research and development expenses were $287 thousand, offset by the cancellation of share-based expenses from previous years in the amount of $105 thousand and amounts received in respect of participation in expenses by the Israeli Innovation Authority in the amount of $117 thousand (previous period – nil) which reduced total research and development expenses for the three months ended March 31, 2022, to $65 thousand.

Total marketing expenses for the three months ended March 31, 2022, were $nil compared to $68 thousand for the same period in 2021.

General and administrative (“G&A”) expenses for the three months ended March 31, 2022, were $92 thousand compared to $540 thousand for the same period in 2021. Gross general and administrative expenses were $198 thousand, offset by the cancellation of share-based expenses from previous year in the amount of $106 thousand which reduced total general and administrative expenses for the three months ended March 31, 2022, to $92 thousand.

Total financial income for the three months ended March 31, 2022, was $578 compared to $1,447 thousand expenses for the same period in 2021. The reason for the change is due to financial gains related to revaluations of convertible component in convertible loans.

Liquidity and Capital Resources

Overview

Since inception on January 16, 2015, the Company has a cumulative deficit of $20,629 thousand and a working capital deficit of $2,172 thousand as of March 31, 2022. Our future growth is dependent upon achieving further purchase orders and execution, management of operating expenses and ability of the Company to obtain the necessary financing to fund future obligations, and upon profitable operations.

Historically, we have financed our cash flow and operations from the initial contribution of our majority shareholder and by raising equity and convertible loans.

As of March 31, 2022, we had current assets of $564 thousand consisting of $353 thousand in cash and cash equivalents, $13 thousand in restricted cash and $198 thousand in other current assets.

We had $2,736 thousand in current liabilities consisting of $142 thousand in other current liabilities, $1,289 thousand in Convertible loans, $1,256 thousand in convertible component, $20 thousand in short-term lease liability and $29 thousand accounts payables.

As of December 31, 2021, we had current assets of $963 thousand consisting of $866 thousand in cash and cash equivalents, $20 thousand in restricted cash and $77 thousand in prepaid expenses and other receivables. We had $3,358 thousand in current liabilities, which consisted of $12 thousand in accounts payable, $110 thousand other accounts payable, $2,994 thousand Convertible loans, $222 thousand in BCF liability, and $20 thousand in short term lease liability

We had a negative working capital of $2,172 thousand and $2,395 thousand as of March 31, 2022 and December 31, 2021, respectively.

Our Current liabilities as of March 31, 2022 were $2,736 thousand compared to $3,358 thousand as of December 31, 2021.

During the three months ended March 31, 2022, we had negative cash flow from operations of $260 thousand which was mainly the result of a net profit of $421 thousand, offset mainly by share-based revenues of $24 thousand and financial gains from revaluations of convertible component in convertible loans in the amount of $591 thousand.

During the three months ended March 31, 2022, we had negative cash flow from investing activities of $177 thousand compared to a negative cash flow from investing activities of $8 thousand during the three months ended March 31, 2021. The increase is due to investment in leasehold improvements.

During the three months ended March 31, 2022, we had negative cash flow from financing activities of $83 thousand compared to a positive cash flow from financing activities during the three months ended March 31, 2021. Cash flow from financing activities in the three months ended March 31, 2021, was a result of proceeds of convertible loans in the amount of $530 thousand, and issuance of shares to minority interests in a subsidiary in the amount of $1,406 thousand.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act of 1934, as amended (the “Exchange Act”) and are not required to provide the information required under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of our Quarterly Report on Form 10-Q, an evaluation was carried out by management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of March 31, 2022. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

During evaluation of disclosure controls and procedures as of March 31, 2022 conducted as part of our preparation of the quarterly unaudited condensed financial statements, management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures and concluded that our disclosure controls and procedures were not effective.

Changes in Internal Control Over Financial Reporting

As of the end of the period covered by this report, there have been no changes in internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II- Other Information

Item 6. Exhibits

Exhibit Number	Description
10.1	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 2, 2019).
31.1*	Rule 13a-14(a) Certification of the Chief Executive Officer
31.2*	Rule 13a-14(a) Certification of the Chief Financial Officer
32.1**	Section 1350 Certification of Chief Executive Officer
32.2**	Section 1350 Certification of Chief Financial Officer
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

*	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Dated: May 16, 2022	By:	/s/ Tal Wilk-Glazer
Tal Wilk-Glazer
Chief Executive Officer
SATIVUS TECH CORP.