Form 10-Q
period 2022-06-30
SATIVUS TECH CORP.
filed 2022-08-12
CIK 1661600

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period from January 1, 2022 to June 30, 2022.

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

As of August 12, 2022, the registrant had 4,194,385 shares of its Common Stock, $0.001 par value, outstanding.

When used in this quarterly report, the terms “Sativus Tech Corp.” “the Company,” “we,” “our,” and “us” refer to Sativus Tech Corp.

i

PART I. Financial Information

SATIVUS TECH CORP.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of June 30, 2022

SATIVUS TECH CORP.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2022

IN THOUSANDS OF U.S. DOLLARS

- - - - - - - - - - - -

SATIVUS TECH CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands, except share and per share data

	June 30,	December 31,
	2022	2021
ASSETS	(Unaudited)

CURRENT ASSETS:
Cash and cash equivalents	$142	$866
Restricted cash	11	20
Other current assets	107	77
Total current assets	260	963

NON-CURRENT ASSETS
Right-of-use asset	38	46
Property and equipment, net	214	6
Total non-current assets	252	52

Total assets	$512	$1,015

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES

Accounts payables	46	12
Other current liabilities	76	110
Convertible loans (Note 3)	1,675	2,994
Fair value of convertible component in convertible loans (Note 3)	1,170	222
Short term lease liability	16	20
Total current liabilities	2,983	3,358

LONG-TERM LIABILITIES

Long term lease liability	22	29

Total Liabilities	3,005	3,387

SHAREHOLDER’S DEFICIT (Note 5)
Ordinary shares of $0.0001 par value
Authorized: 500,000,000 shares at June 30, 2022 and December 31, 2021; Issued and Outstanding: 4,194,385 and 4,194,385 shares at June 30, 2022 and December 31, 2021, respectively	4	4
Additional Paid in capital	18,720	18,595
Accumulated deficit	(21,241)	(21,077)
	(2,517)	(2,478)
Non-controlling interests	24	106
Total shareholders’ deficit	(2,493)	(2,372)

Total liabilities and shareholders’ deficit	$512	$1,015

The accompanying notes are an integral part of these condensed consolidated financial statements.

SATIVUS TECH CORP.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

U.S. dollars in thousands, except share and per share data

	Three months ended		Six months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Operating expenses:
Research and development	$(211)	$(142)	$(276)	$(318)

Selling and marketing	-	(13)	-	(81)

General and administrative	(209)	(165)	(301)	(705)

Operating loss	(420)	(320)	(577)	(1,104)

Financial income (expenses), net	(260)	205	318	(1,242)

Net loss	$(680)	(115)	$(259)	$(2,346)

Non-controlling interests	68	53	95	87
Net loss attributable to equity holders of the Company	(612)	(62)	(164)	(2,259)

Basic and diluted net loss per share	$(0.15)	(0.02)	$(0.04)	$(0.70)

Weighted average number of Ordinary shares used in computing basic and diluted loss per share	4,194,385	3,257,618	4,194,385	3,220,222

The accompanying notes are an integral part of these condensed consolidated financial statements.

SATIVUS TECH CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

U.S. dollars in thousands, except share and per share data

	Ordinary shares		Additional Paid in	Accumulated	Total Shareholders’	Non- controlling
	Number	Amount	capital	Deficit	Deficiency	interests	Total
Balance as of January 1, 2021	3,167,560	$3	$15,409	$(17,458)	$(2,046)	$-	$(2,046)
Transactions with non-controlling interests	-	-	1,122	-	1,122	284	1,406
Share Based Compensation to employees and non-employees	-	-	27	-	27	-	27
Beneficial conversion feature related to convertible loans	-	-	530	-	530	-	530
Exercise of warrants	-	-	39	-	39	-	39
Issuance of shares in respect of RSU’s	63,025	-	334	-	334	-	334
Net loss	-	-	-	(2,197)	(2,197)	(34)	(2,231)
Balance as of March 31, 2021 (Unaudited)	3,230,585	$3	$17,461	$(19,655)	$(2,191)	$250	$(1,941)
Share Based Compensation to employees and non-employees	-	-	17	-	17	-	17
Conversion of convertible loans	260,000	1	259	-	260	-	260
Issuance of shares in respect of RSU’s	10,000	-	-	-	-	-	-
Net loss	-	-	-	(62)	(62)	(53)	(115)
Balance as of June 30, 2021 (Unaudited)	3,500,585	$4	$17,737	$(19,717)	$(1,976)	$197	$(1,779)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SATIVUS TECH CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

U.S. dollars in thousands, except share and per share data

	Ordinary shares		Additional Paid in	Accumulated	Total Shareholders’	Non- controlling
	Number	Amount	capital	Deficit	Deficiency	interests	Total
Balance as of January 1, 2022	4,194,385	$4	$18,595	$(21,077)	$(2,478)	$106	$(2,372)
Share based compensation to non-controlling parties	-	-	117	-	117	30	147
Share Based Compensation to employees and non-employees	-	-	40	-	40	-	40
Cancellation of share options in subsidiary	-	-	(168)	-	(168)	(43)	(211)

Net income	-	-	-	448	448	(27)	421
Balance as of March 31, 2022 (Unaudited)	4,194,385	$4	$18,584	$(20,629)	$(2,041)	$66	$(1,975)
Share based compensation to non-controlling parties	-	-	101	-	101	26	127
Share Based Compensation to employees and non-employees	-	-	35	-	35	-	35
Net income	-	-	-	(612)	(612)	(68)	(680)
Balance as of June 30, 2022 (Unaudited)	4,194,385	$4	$18,720	$(21,241)	$(2,517)	$24	$(2,493)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SATIVUS TECH CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

U.S. dollars in thousands

	Six months ended
	June,
	2022	2021
Cash flows from operating activities:
Net loss	$(259)	$(2,346)
Adjustments to reconcile loss to net cash used in operating activities:
Depreciation and amortization	27	1
Share based compensation expenses to employees and non-employees	110	378
Financial expenses related to convertible loans and warrants	(1,290)	121
Change in fair value of convertible component in convertible loans	948	1,142

Changes in assets and liabilities:
Decrease in other accounts receivable	(30)	(140)
Increase in trade payables	34	22
Decrease in other current liabilities	(34)	(96)
Net cash used in operating activities	(494)	(918)

Cash flows from investing activities:
Decrease (Increase) in restricted cash	9	(19)
Purchase of property and equipment	(199)	(12)
Net cash used in investing activities	(190)	(31)

Cash flows from financing activities:
Proceeds from convertible loans	50	530
Lease payments	(15)	-
Repayment of convertible loans	(75)	(74)
Proceeds from issuance of shares to minority interests in subsidiary	-	1,406
Net cash provided (used) by financing activities	(40)	1,862

Increase (decrease) in cash and cash equivalents and restricted cash	(724)	913
Cash and cash equivalents and restricted cash at the beginning of the year	866	411
Cash and cash equivalents at the end of the period	$142	$1,324

Supplemental disclosures of cash flow information:
Cash paid for interest	$75	$-
Conversion of convertible loans	$-	$260
Purchase of fixed assets by issuance of share capital	$28	$-

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

b.	The Company has an accumulated deficit in the total amount of $21,280 as of June 30, 2022, the Company has negative operating cash flow in the total amount of $467 for the six months ended June 30, 2022, further losses are anticipated in the development of its business. Those factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due.

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

The consolidated financial statements for the six and three months ended June 30, 2022, do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from uncertainty related to the Company’s ability to continue as a going concern.

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

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments that are necessary to present fairly the Company’s financial position and results of operations for the interim periods presented. The results for the six and three months ended June 30, 2022 are not necessarily indicative of the results for the year ending December 31, 2022, or for any future period.

As of June 30, 2022, there have been no material changes in the Company’s significant accounting policies from those that were disclosed in the 2021 Annual Report.

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

The Company’s financial assets and liabilities that are measured at fair value on a recurring basis by level within the fair value hierarchy are as follows:

	Balance as of June 30, 2022
	Level 1	Level 2	Level 3	Total
Liabilities:
Fair Value of convertible component in convertible loan, net of discounts and debt issue costs	$-	$-	$1,170	$1,170

Total liabilities	$-	$-	$1,170	$1,170

	Balance as of December 31, 2021
	Level 1	Level 2	Level 3	Total
Liabilities:
Fair Value of convertible component in convertible loan, net of discounts and debt issue costs	$-	$-	$222	$222

Total liabilities	$-	$-	$222	$222

SATIVUS TECH CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
U.S. dollars in thousands

NOTE 3:-	CONVERTIBLE LOANS

a.	On February 21, 2019, the Company received a convertible loan from third party (“February 2019 Lender”), with a two-year term, in the principal amount of $550 which bears 10% annual interest rate (“February 2019 Loan”).

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

On January 18, 2022, the Company paid accrued interest of the February 2019 Loan in the amount of $20. In concurrence with the payment of accrued interest, the February 2019 Loan was extended to August 31, 2022. In the event that the Company completes a capital raise of at least $500 during the period through to August 31, 2022, the February 2019 Loan will be extended to December 31, 2022.

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

The fair value of the conversion feature (hereafter “Convertible Component”) in the amount of $279 ($264 at March 31, 2022) was estimated using the Monte Carlo Simulation Model to compute the Convertible Component’s fair value. The assumptions used to perform the Monte-Carlo simulation model below:

	March 31, 2022	June 30, 2022
Share price	$0.80	$0.55
Dividend yield	0	0%
Risk-free interest rate	1.35%	2.51%
Expected term (in years)	0.75	0.50
Volatility	164.65%	175.75%

The February 2019 Loan is included in the convertible loans in current liabilities as of June 30, 2022, in the amount of $185, and $506 as of December 31, 2021.

During the six months ended June 30, 2022, the Company recorded financial income related to February 2019 Loan in the amount of $301, and interest and financial expenses in the amount of $38 in the six months ended June 30, 2021.

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

As of December 31, 2021, the Company has defaulted on the October 2019 Loan and the October 2019 Loan is presented in fair value in the financial statements for the year ended December 31, 2021.On January 18, 2022, the Company paid accrued interest of the October 2019 Loan in the amount of $55. In concurrence with the payment of accrued interest, the October 2019 Loan was extended to August 31, 2022. In the event that the Company completes a capital raise of at least $500 during the period through to August 31, 2022, the October 2019 Loan will be extended to December 31, 2022.

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

The fair value of the conversion feature (hereafter “Convertible Component”) in the amount of $698 ($725 at March 31, 2022) was estimated using the Monte Carlo Simulation Model to compute the Convertible Component’s fair value. The assumptions used to perform the Monte-Carlo simulation model below:

The Company estimated the fair value of BCF using the Monte Carlo option pricing model using the following weighted average assumptions:

	March 31, 2022	June 30, 2022
Share price	$0.80	$0.55
Dividend yield	0	0%
Risk-free interest rate	1.35%	2.51%
Expected term (in years)	0.75	0.50
Volatility	164.65%	175.75%

The October 2019 Loan is included in the convertible loans in current liabilities as of June 30, 2022, in the amount of $987, and $2,142 as of December 31, 2021.

During the six months ended June 30, 2022, the Company recorded financial income related to October 2019 Loan in the amount of $1,101, and interest and financial expenses in the amount of $324 in the six months ended June 30, 2021.

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

The fair value of the conversion feature (hereafter “Convertible Component”) in the amount of $128 was estimated using the Monte Carlo Simulation Model to compute the Convertible Component’s fair value. The assumptions used to perform the Monte-Carlo simulation model below:

	December 31, 2021	June 30, 2022
Share price	$0.65	$0.55
Dividend yield	0	0%
Risk-free interest rate	0.23%	1.28%
Expected term (in years)	0.58	0.11
Volatility	145.70%	175.75%

SATIVUS TECH CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
U.S. dollars in thousands

NOTE 3:-	CONVERTIBLE LOANS (cont.)

The August 2020 Loan is included in the convertible loans in short term liabilities as of June 30, 2022, in the amount of $229, and $168 as of December 31, 2021.

During the six months ended June 30, 2022, the Company recorded interest and financial expenses related to the August 2020 Loan in the amount of $44, and during the six months ended June 30, 2021, the Company recorded interest and financial income related to the August 2020 Loan in the amount of $73.

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

The fair value of the conversion feature (hereafter “Convertible Component”) an amount of $64 was estimated using the Monte Carlo Simulation Model to compute the Convertible Component’s fair value. The assumptions used to perform the Monte-Carlo simulation model below:

	December 31, 2021	June 30, 2022
Share price	$0.65	$0.55
Dividend yield	0	0%
Risk-free interest rate	0.23%	1.28%
Expected term (in years)	0.58	0.11
Volatility	145.70%	175.55%

The Director Loan is included in the convertible loans in short term liabilities as of June 30, 2022, in the amount of $115, and $85 as of December 31, 2021.

During the six months ended June 30, 2022, the Company recorded interest and financial expenses related to the Director Loan in the amount of $18, and during the six months ended June 30 ,2021, the Company recorded interest and financial income related to the Director Loan in the amount of $27.

e.

On June 13, 2022, Saffron Tech entered into a Simple Agreement for Future Equity (“June 2022 SAFE”) agreement with a third party (“June 2022 Investor”) for gross proceeds of $50 (“SAFE 2022 Investment Amount”).

The June 2022 SAFE shall be converted into Shares, following a financing event of at least $2,000 (“Equity Event”). The number of Shares to be issued shall be calculated as the amount being converted divided by the conversion price (“Conversion Price”). The Conversion Price is calculated as the SAFE Price or the Discount Price (both defined below), which gives the June 2022 Investor the greatest number of Shares.

The SAFE Price is the Valuation Cap ($5,000) divided by the Company Capitalization, being the total all the share capital of the company and all the Shares available for issuance under the Company’s investitive plan, immediately prior to the Equity Event. Discount Price is the number of shares multiplied by the Discount Rate (80%).

In the event of a liquidity event, the Company will issue Shares equal to the June 2022 SAFE Investment Amount divided by the liquidity price, as defined in the June 2022 SAFE Agreement.

If there is a dissolution event, the Company will pay the investor an amount equal to the purchase amount, without any interest.

SATIVUS TECH CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
U.S. dollars in thousands

NOTE 4:-	RELATED PARTIES

a.	During the six months ended June 30, 2022 and 2021, the Company paid compensation expenses to related parties (CEO, CFO and directors) in the amount of $126 and $116, respectively.

b.	Amounts owing to related parties (CEO, CFO and directors) as of June 30, 2022, and December 31, 2021 were $18 and $22, respectively.

c.	On January 5, 2022, Saffron Tech granted 220,000 share options to directors and officers of the Company. All options are exercisable at approximately $1.29 per share (NIS 4.00). The options vest on a quarterly basis over a period between two and three years and expire on January 4, 2032. The fair value of the options at the date of grant was estimated at $281 using the Black-Scholes option pricing model, using the following assumptions: Share price: NIS 3.96; Expected option life in years: 10; Volatility: 223%; Risk-free interest rate: 1.71%; Dividend yield: 0%. During the six months ended June 30, 2022, the Company recorded share-based expenses in respect of the share options in the amount of $207.

d.	On January 5, 2022, Saffron Tech, following the resignation of two directors certain share options in Saffron Tech that were granted to the two former directors were cancelled. During the six months ended June 30, 2022, the Company recorded income in the amount of $211 in respect of cancelled share options in Saffron Tech.

NOTE 5:-	SHAREHOLDERS’ DEFICIENCY

a.	Warrants

A summary of warrant activity during the six months period ended June 30, 2022, and year ended December 31, 2021 is as follows:

	Number	Average exercise price
Warrants outstanding at January 1, 2021	213,083	$0.81
Granted	99,000	0.15
Exercised	-	-
Forfeited/Cancelled	(66,000)	0.15
Forfeited/Cancelled	(47,333)	1.94
Warrants outstanding at December 31, 2021	198,750	$0.54
Expired	(13,750)	2.00
Exercised	-	-
Forfeited/Cancelled	-	-
Warrants outstanding at June 30, 2022	185,000	0.43

The following warrants and are outstanding as of December 31, 2021:

Issuance date	Warrants outstanding	Exercise price per warrant	Warrants outstanding and exercisable	Expiry date
February 21, 2019	13,750	$20.00	13,750	February 21, 2022
October 15, 2019	44,000	$12.50	44,000	October 15, 2024
August 7, 2020	50,000	$2.00	50,000	August 7, 2025
August 11, 2020	25,000	$2.00	25,000	August 11, 2025
December 31, 2021	66,000	$1.50	66,000	December 31, 2022
	198,750		198,750

SATIVUS TECH CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
U.S. dollars in thousands

NOTE 5:-	SHAREHOLDERS’ DEFICIENCY (cont.)

The following warrants and are outstanding as of June 30, 2022:

Issuance date	Warrants outstanding	Exercise price per warrant	Warrants outstanding and exercisable	Expiry date
October 15, 2019	44,000	$12.50	44,000	October 15, 2024
August 7, 2020	50,000	$2.00	50,000	August 7, 2025
August 11, 2020	25,000	$2.00	25,000	August 11, 2025
December 31, 2021	66,000	$1.50	66,000	December 31, 2022
	185,000		185,000

b.	Share option plans:

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

(i) A summary of employee share options activity during the six-month period ended June 30, 2022 and for the year ended December 31, 2021 is as follows:

	Number	Average weighted exercise price
Options outstanding at January 1, 2021	166,000	$1.10
Granted	120,000	0.01
Exercised	(90,000)	1.10
Forfeited	(1,000)	3.00
Options outstanding at December 31, 2021	195,000	$0.63
Granted	-	-
Exercised	-	-
Forfeited	-	-
Options outstanding at June 30, 2022	195,000	$0.63

Options exercisable at June 30, 2022	166,250	$0.72

SATIVUS TECH CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
U.S. dollars in thousands

NOTE 5:-	SHAREHOLDERS’ DEFICIENCY (cont.)

The following options are outstanding as of June 30, 2022:

Issuance date	Options outstanding	Exercise price per option	Options outstanding and exercisable	Expiry date
September 1, 2020	15,000	$0.70	8,750	September 1, 2025
October 13, 2020	50,000	$1.00	50,000	October 12, 2023
November 3, 2020	25,000	$1.00	25,000	October 25, 2025
November 3, 2020	25,000	$1.50	25,000	October 25, 2025
December 14, 2021	80,000	$0.01	57,500	December 14, 2026
	195,000		166,250

c.	Restricted Share Units:

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

A summary of RSU activity during the six months ended June 30, 2022, and the year ended December 31, 2021 is as follows:

Number
RSU outstanding at January 1, 2021	49,025
Granted	227,500
Exercised	(80,525)
Forfeited	-
RSU outstanding at December 31, 2021	196,000
Granted	-
Exercised	-
Forfeited	-
RSU’s outstanding at June 30, 2022	196,000

SATIVUS TECH CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
U.S. dollars in thousands

NOTE 6:-	FINANCIAL INCOME (EXPENSES)

	Three months ended		Six months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021

Financial income (expenses) related to interest and revaluation of convertible component in convertible loans	$(250)	$176	$346	$(1,210)

Financial expenses related to warrants	-	-	-	(39)

Foreign currency transactions and other	(10)	29	(28)	7

	(260)	205	318	(1,242)

NOTE 7:-	LIENS, COMMITMENTS

Saffron leases its facility on a lease that expires on September 11, 2024. Lease payments are approximately $2 per month ($23 annually).

Saffron Tech is committed to pay royalties to the IIA on the proceeds from sales of products resulting from research and development projects in which the IIA participates by way of grants. In the first 3 years of sales the Company shall pay 3% of the sales of the product which was developed under IIA research and development projects. In the fourth, fifth and sixth years of sales, the Company shall pay 4% of such sales and from the seventh year onwards the Company shall pay 5% of up to 100% of the amount of grants received plus interest at LIBOR. Saffron Tech was entitled to the grants only upon incurring research and development expenditures. There were no future performance obligations related to the grants received from the IIA. As of June 30, 2022, the contingent liabilities with respect to grants received from the IIA, subject to repayment under these royalty agreements on future sales is $Nil. As of June 30, 2022, Saffron Tech received a total of $274 from the IIA

NOTE 8:-	SUBSEQUENT EVENTS

a.	During July 2022, Saffron Tech received a total of $100 in respect of the issuance of 76,890 shares to third party investors at price of NIS 4.5 per share (approximate $1.36 per share). The investors also received an option to convert the shares of Saffron Tech into shares of the Company. The option expires on January 1, 2023.

b.	During July and August 2022, Saffron Tech received a total of NIS 255 thousand in respect a crowd funding round through the Israeli crowd funding platform – Pipelbiz. Assuming the maximum amount (NIS 4.1 million) is raised, the Company will own approximately 70% of Saffron Tech.

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

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other Federal securities laws, and is subject to the safe-harbor created by such Act and laws. Forward-looking statements may include statements regarding our goals, beliefs, strategies, objectives, plans, including product and technology developments, future financial conditions, results or projections or current expectations These forward-looking statements involve known or unknown risks, uncertainties and other factors that may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “potential,” “continue,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” and similar expressions. These statements are based on our current beliefs, expectations, and assumptions and are subject to a number of risks and uncertainties. Although we believe that the expectations reflected-in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Our actual results may differ materially from those anticipated in these forward-looking statements. These forward-looking statements are made as of the date of this report, and we assume no obligation to update these forward-looking statements whether as a result of new information, future events, or otherwise, other than as required by law. In light of these assumptions, risks, and uncertainties, the forward-looking events discussed in this report might not occur and actual results and events may vary significantly from those discussed in the forward-looking statements. Further information on potential factors that could affect our business is described under the heading “Risk Factors” in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. Readers are also urged to carefully review and consider the various disclosures we have made in that report.

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

Going Concern

Due to the uncertainty of our ability to meet our current operating and capital expenses, our independent auditors included an explanatory paragraph in their report on the condensed consolidated financial statements for the six months ended June 30, 2022 regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

Results of Operations

Six months ended June 30, 2022 compared to the six months ended June 30, 2021

Operating Expenses

Research and development expenses for the six months ended June 30, 2022, were $276 thousand compared to $318 thousand for the same period in 2021. Gross research and development expenses were $498 thousand, offset by the cancellation of share-based expenses from previous years in the amount of $105 thousand and amounts received in respect of participation in expenses by the Israeli Innovation Authority in the amount of $117 thousand (previous period – nil) which reduced total research and development expenses for the six months ended June 30, 2022, to $276 thousand.

Total marketing expenses for the six months ended June 30, 2022, were $nil compared to $81 thousand for the same period in 2021.

General and administrative (“G&A”) expenses for the six months ended June 30, 2022, were $301 thousand compared to $705 thousand for the same period in 2021. Gross general and administrative expenses were $407 thousand, offset by the cancellation of share-based expenses from previous year in the amount of $106 thousand which reduced total general and administrative expenses for the six months ended June 30, 2022, to $301 thousand.

Total financial income for the six months ended June 30, 2022, was $318 compared to $1,242 thousand expenses for the same period in 2021. The reason for the change is due to financial gains related to revaluations of convertible component in convertible loans.

Three months ended June 30, 2022 compared to the three months ended June 30, 2021

Operating Expenses

Research and development expenses for the three months ended June 30, 2022, were $211 thousand compared to $142 thousand for the same period in 2021.

Total marketing expenses for the three months ended June 30, 2022, were $nil compared to $13 thousand for the same period in 2021.

General and administrative (“G&A”) expenses for the three months ended June 30, 2022, were $209 thousand compared to $165 thousand for the same period in 2021.

Total financial expenses for the three months ended June 30, 2022, was $260 compared to $205 thousand financial income for the same period in 2021. The reason for the change is due to financial gains related to revaluations of convertible component in convertible loans.

Liquidity and Capital Resources

Overview

Since inception on January 16, 2015, the Company has a cumulative deficit of $21,241 thousand and a working capital deficit of $2,723 thousand as of June 30, 2022. Our future growth is dependent upon achieving further purchase orders and execution, management of operating expenses and ability of the Company to obtain the necessary financing to fund future obligations, and upon profitable operations.

Historically, we have financed our cash flow and operations from the initial contribution of our majority shareholder and by raising equity and convertible loans.

As of June 30, 2022, we had current assets of $260 thousand consisting of $142 thousand in cash and cash equivalents, $11 thousand in restricted cash and $107 thousand in other current assets.

We had $2,983 thousand in current liabilities consisting of $76 thousand in other current liabilities, $1,675 thousand in Convertible loans, $1,170 thousand in convertible component, $16 thousand in short-term lease liability and $46 thousand accounts payables.

As of December 31, 2021, we had current assets of $963 thousand consisting of $866 thousand in cash and cash equivalents, $20 thousand in restricted cash and $77 thousand in prepaid expenses and other receivables. We had $3,358 thousand in current liabilities, which consisted of $12 thousand in accounts payable, $110 thousand other accounts payable, $2,994 thousand Convertible loans, $222 thousand in BCF liability, and $20 thousand in short term lease liability

We had a negative working capital of $2,723 thousand and $2,395 thousand as of June 30, 2022 and December 31, 2021, respectively.

Our Current liabilities as of June 30, 2022 were $2,983 thousand compared to $3,358 thousand as of December 31, 2021.

During the six months ended June 30, 2022, we had negative cash flow from operations of $494 thousand which was mainly the result of a net loss of $259 thousand, share-based expenses of $110 thousand and offset by financial gains from revaluations of convertible component in convertible loans in the amount of $342 thousand.

During the six months ended June 30, 2022, we had negative cash flow from investing activities of $190 thousand compared to a negative cash flow from investing activities of $31 thousand during the six months ended June 30, 2021. The increase is due to investment in leasehold improvements.

During the six months ended June 30, 2022, we had negative cash flow from financing activities of $40 thousand compared to a positive cash flow from financing activities during the six months ended June 30, 2021. Cash flow from financing activities in the six months ended June 30, 2021, was mainly a result of proceeds of convertible loans in the amount of $530 thousand, and issuance of shares to minority interests in a subsidiary in the amount of $1,406 thousand.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act of 1934, as amended (the “Exchange Act”) and are not required to provide the information required under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of our Quarterly Report on Form 10-Q, an evaluation was carried out by management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of June 30, 2022. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

During evaluation of disclosure controls and procedures as of June 30, 2022 conducted as part of our preparation of the quarterly unaudited condensed financial statements, management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures and concluded that our disclosure controls and procedures were not effective.

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

Dated: August 12, 2022	By:	/s/ Tal Wilk-Glazer
Tal Wilk-Glazer
Chief Executive Officer
SATIVUS TECH CORP.