Form 10-Q
period 2022-09-30
SATIVUS TECH CORP.
filed 2022-11-14
CIK 1661600

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period from January 1, 2022 to September 30, 2022.

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

As of November 14, 2022, the registrant had 4,194,385 shares of its Common Stock, $0.001 par value, outstanding.

When used in this quarterly report, the terms “Sativus Tech Corp.” “the Company,” “we,” “our,” and “us” refer to Sativus Tech Corp.

i

PART I. Financial Information

SATIVUS TECH CORP.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of September 30, 2022

SATIVUS TECH CORP.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2022

IN THOUSANDS OF U.S. DOLLARS

- - - - - - - - - - - -

SATIVUS TECH CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands, except share and per share data

	September 30,	December 31,
	2022	2021
ASSETS	(Unaudited)

CURRENT ASSETS:
Cash and cash equivalents	$191	$866
Restricted cash	11	20
Other current assets	40	77
Total current assets	242	963

NON-CURRENT ASSETS
Right-of-use asset	34	46
Property and equipment, net	209	6
Total non-current assets	243	52

Total assets	$485	$1,015

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES

Accounts payables	33	12
Other current liabilities	111	110
Convertible loans	2,176	2,994
Fair value of convertible component in convertible loans	1,302	222
Short term lease liability	15	20
Total current liabilities	3,637	3,358

LONG-TERM LIABILITIES

Long term lease liability	20	29

Total Liabilities	3,657	3,387

SHAREHOLDER’S DEFICIT
Ordinary shares of $0.0001 par value
Authorized: 500,000,000 shares at September 30, 2022, and December 31, 2021; Issued and Outstanding: 4,194,385 and 4,194,385 shares at September 30, 2022, and December 31, 2021, respectively	4	4
Additional Paid in capital	18,850	18,595
Accumulated deficit	(21,973)	(21,077)
	(3,119)	(2,478)
Non-controlling interests	(53)	106
Total shareholders’ deficit	(3,172)	(2,372)

Total liabilities and shareholders’ deficit	$485	$1,015

The accompanying notes are an integral part of these condensed consolidated financial statements.

SATIVUS TECH CORP.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

U.S. dollars in thousands, except share and per share data

	Three months ended		Nine months ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Operating expenses:
Research and development	$(218)	$(125)	$(494)	$(443)

Selling and marketing	-	(50)	-	(131)

General and administrative	(189)	(315)	(490)	(1,020)

Operating loss	(407)	(490)	(984)	(1,594)

Financial expenses, net	(435)	(98)	(117)	(1,340)

Net loss	$(842)	(588)	$(1,101)	$(2,934)

Non-controlling interests	110	58	205	145
Net loss attributable to equity holders of the Company	(732)	(530)	(896)	(2,789)

Basic and diluted net loss per share	$(0.17)	(0.01)	$(0.21)	$(0.08)

Weighted average number of Ordinary shares used in computing basic and diluted loss per share	4,194,385	3,801,535	4,194,385	3,415,457

The accompanying notes are an integral part of these condensed consolidated financial statements.

SATIVUS TECH CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

U.S. dollars in thousands, except share and per share data

	Ordinary shares		Additional Paid in	Accumulated	Total Shareholders’	Non- controlling
	Number	Amount	capital	Deficit	Deficiency	interests	Total
Balance as of January 1, 2021	3,167,560	$3	$15,409	$(17,458)	$(2,046)	$-	$(2,046)
Transactions with non-controlling interests	-	-	1,122	-	1,122	284	1,406
Share Based Compensation to employees and non-employees	-	-	27	-	27	-	27
Beneficial conversion feature related to convertible loans	-	-	530	-	530	-	530
Exercise of warrants	-	-	39	-	39	-	39
Issuance of shares in respect of RSU’s	63,025	-	334	-	334	-	334
Net loss	-	-	-	(2,197)	(2,197)	(34)	(2,231)
Balance as of March 31, 2021 (Unaudited)	3,230,585	$3	$17,461	$(19,655)	$(2,191)	$250	$(1,941)
Share Based Compensation to employees and non-employees	-	-	17	-	17	-	17
Conversion of convertible loans	260,000	1	259	-	260	-	260
Issuance of shares in respect of RSU’s	10,000	-	-	-	-	-	-
Net loss	-	-	-	(62)	(62)	(53)	(115)
Balance as of June 30, 2021 (Unaudited)	3,500,585	$4	$17,737	$(19,717)	$(1,976)	$197	$(1,779)
Share Based Compensation to employees and non-employees	47,134	-	119	-	119	-	119
Conversion of convertible loans	555,000	-	545	-	545	-	545
Net loss	-	-	-	(530)	(530)	(58)	(588)
Balance as of September 30, 2021 (Unaudited)	4,102,719	4	18,401	(20,247)	(1,842)	139	(1,703)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SATIVUS TECH CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

U.S. dollars in thousands, except share and per share data

	Ordinary shares		Additional Paid in	Accumulated	Total Shareholders’	Non- controlling
	Number	Amount	capital	Deficit	Deficiency	interests	Total
Balance as of January 1, 2022	4,194,385	$4	$18,595	$(21,077)	$(2,478)	$106	$(2,372)
Share based compensation to non-controlling parties	-	-	117	-	117	30	147
Share Based Compensation to employees and non-employees	-	-	40	-	40	-	40
Cancellation of share options in subsidiary	-	-	(168)	-	(168)	(43)	(211)

Net income	-	-	-	448	448	(27)	421
Balance as of March 31, 2022 (Unaudited)	4,194,385	$4	$18,584	$(20,629)	$(2,041)	$66	$(1,975)
Share based compensation to non-controlling parties	-	-	101	-	101	26	127
Share Based Compensation to employees and non-employees	-	-	35	-	35	-	35
Net income	-	-	-	(612)	(612)	(68)	(680)
Balance as of June 30, 2022 (Unaudited)	4,194,385	$4	$18,720	$(21,241)	$(2,517)	$24	$(2,493)
Transactions with non-controlling interests	-	-	78	-	78	22	100
Share based compensation to non-controlling parties	-	-	39	-	39	11	50
Share Based Compensation to employees and non-employees	-	-	13	-	13	-	13
Net income	-	-	-	(732)	(732)	(110)	(842)
Balance as of September 30, 2022 (Unaudited)	4,194,385	4	18,850	(21,973)	(3,119)	(53)	(3,172)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SATIVUS TECH CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

U.S. dollars in thousands

	Nine months ended
	September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(1,101)	$(2,934)
Adjustments to reconcile loss to net cash used in operating activities:
Depreciation and amortization	36	1
Share based compensation expenses to employees and non-employees	172	496
Financial expenses related to convertible loans and warrants	(980)	166
Change in fair value of convertible component in convertible loans	1,081	1,222

Changes in assets and liabilities:
Increase (decrease) in other accounts receivable	37	(164)
Increase (decrease) in trade payables	21	(18)
Increase (decrease) in other current liabilities	1	(95)
Net cash used in operating activities	(733)	(1326)

Cash flows from investing activities:
Decrease (Increase) in restricted cash	9	(19)
Purchase of property and equipment	(199)	(12)
Net cash used in investing activities	(190)	(31)

Cash flows from financing activities:
Proceeds from convertible loans	239	530
Lease payments	(16)	-
Repayment of convertible loans	(75)	(74)
Proceeds from issuance of shares to minority interests in subsidiary	100	1,406
Net cash provided by financing activities	248	1,862

Increase (decrease) in cash and cash equivalents and restricted cash	(675)	505
Cash and cash equivalents and restricted cash at the beginning of the year	866	411
Cash and cash equivalents at the end of the period	$191	$916

Supplemental disclosures of cash flow information:
Cash paid for interest	$75	$-
Conversion of convertible loans	$-	$8,050
Purchase of fixed assets by issuance of share capital	$28	$-

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

During July 2022, Saffron Tech received a total of $100 in respect of the issuance of 76,890 shares to third party investors at a price of NIS 4.5 per share (approximate $1.36 per share). The investors also received an option to convert the shares of Saffron Tech into shares of the Company. The option expires on January 1, 2023.

Saffron Tech is currently in the process of raising equity by crowd funding through the Israeli crowd funding platform – Pipelbiz. Assuming the maximum amount (NIS 5 million) is raised, the Company will own approximately 61% of Saffron Tech. As of the day of this report the Saffron Tech has raised NIS 2 million.

As of September 30, 2022, the Company owns 75% of the common shares of Saffron Tech.

On December 9, 2021, the Company implemented a 1-for-10 consolidation, or reverse split, of the Company’s issued and outstanding common shares. Except where otherwise indicated, all share and per share data in these financial statements have been retroactively restated to reflect the reverse stock split.

The Company’s proof of concept utilizes the “Grow Next to Consumer” policy and is therefore sustainable and fit the COVID-19 restrictions on transport. It is also environmentally friendly, using economic levels of water, space, fertilizer, and energy. Accounting to the Company’s calculations, we believe that the controlled indoor growing area will produce ten times more yield compared to the same land area using traditional methods. The sealed environment eliminates the need for harmful pesticides and herbicides, producing a clean and safe product that is easy to control from anywhere. The Company’s solution is easily scalable and pre-designed to quickly grow operations

b.	The Company has an accumulated deficit in the total amount of $22,005 as of September 30, 2022, the Company has negative operating cash flow in the total amount of $732 for the nine months ended September 30, 2022, further losses are anticipated in the development of its business. Those factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due.

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

The consolidated financial statements for the nine and three months ended September 30, 2022, do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from uncertainty related to the Company’s ability to continue as a going concern.

SATIVUS TECH CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
U.S. dollars in thousands

NOTE 1:-	GENERAL (cont.)

c.	The COVID-19 pandemic, which originated in China in late 2019, has since spread across the globe and affected the economic condition of most, if not all, countries, including the United States, Israel and many countries in Europe. On March 11, 2020, the World Health Organization declared the outbreak a pandemic. While COVID-19 is still spreading and the final implications of the pandemic are difficult to estimate at this stage, it is clear that it has affected the lives of a large portion of the global population. As of September 30, 2022, the pandemic has caused repeated states of emergency to be declared in various countries, ongoing and extended travel restrictions have been imposed for several months, strict quarantines rules have been established and maintained for an extended period of time in a plethora of jurisdictions and various institutions and companies have been closed and rendered bankrupt. The Company is actively monitoring the pandemic and is taking any necessary measures to respond to the situation in cooperation with the various stakeholders. Due to the uncertainty surrounding the COVID-19 pandemic, the Company will continue to assess the situation, including government-imposed restrictions, market by market. It is not possible at this time to estimate the full impact that the COVID-19 pandemic could have on the Company’s business, the continued spread of COVID-19, and any additional measures taken by governments, health officials or by the Company in response to such spread, could have on the Company’s business, results of operations and financial condition. The COVID-19 pandemic and mitigation measures have also negatively impacted global economic conditions, which, in turn, could adversely affect the Company’s business, results of operations and financial condition. The extent to which the COVID-19 outbreak continues to impact the Company’s financial condition will depend on future developments that are highly uncertain and cannot be predicted, including new government actions or restrictions, new information that may emerge concerning the severity, longevity and impact of the COVID-19 pandemic on economic activity.

NOTE 2:-	UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Basis of Presentation and Principles of Consolidation:

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary and were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”)

All intercompany accounts and transactions have been eliminated in consolidation.

Unaudited Interim Financial Information

The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with GAAP and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from this report, as is permitted by such rules and regulations. Accordingly, these condensed consolidated financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2021, and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 31, 2022 (the “2021 Annual Report”). The results for any interim period are not necessarily indicative of results for any future period.

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments that are necessary to present fairly the Company’s financial position and results of operations for the interim periods presented. The results for the nine and three months ended September 30, 2022, are not necessarily indicative of the results for the year ending December 31, 2022, or for any future period.

As of September 30, 2022, there have been no material changes in the Company’s significant accounting policies from those that were disclosed in the 2021 Annual Report.

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

The Company’s financial assets and liabilities that are measured at fair value on a recurring basis by level within the fair value hierarchy are as follows:

	Balance as of September 30, 2022
	Level 1	Level 2	Level 3	Total
Liabilities:
Fair Value of convertible component in convertible loan, net of discounts and debt issue costs	$-	$-	$1,302	$1,302

Total liabilities	$-	$-	$1,302	$1,302

	Balance as of December 31, 2021
	Level 1	Level 2	Level 3	Total
Liabilities:
Fair Value of convertible component in convertible loan, net of discounts and debt issue costs	$-	$-	$222	$222

Total liabilities	$-	$-	$222	$222

SATIVUS TECH CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
U.S. dollars in thousands

NOTE 3:-	CONVERTIBLE LOANS

a.	On February 21, 2019, the Company received a convertible loan from third party (“February 2019 Lender”), with a two-year term, in the principal amount of $550 which bears 10% annual interest rate (“February 2019 Loan”).

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

On January 18, 2022, the Company paid accrued interest of the February 2019 Loan in the amount of $20. In concurrence with the payment of accrued interest, the February 2019 Loan was extended to August 31, 2022. On August 11, 2022, the February 2019 Loan was further extended to December 31, 2022. See also note 3f.

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

The fair value of the conversion feature (hereafter “Convertible Component”) in the amount of $310 ($264 at March 31, 2022) was estimated using the Monte Carlo Simulation Model to compute the Convertible Component’s fair value. The assumptions used to perform the Monte-Carlo simulation model below:

	March 31, 2022	September 30, 2022
Share price	$0.80	$0.60
Dividend yield	0	0%
Risk-free interest rate	1.35%	3.33%
Expected term (in years)	0.75	0.25
Volatility	164.65%	200.16%

The February 2019 Loan is included in the convertible loans in current liabilities as of September 30, 2022, in the amount of $258, and $506 as of December 31, 2021.

During the nine months ended September 30, 2022, the Company recorded financial income related to February 2019 Loan in the amount of $228, and interest and financial expenses in the amount of $46 in the nine months ended September 30, 2021.

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

As of December 31, 2021, the Company has defaulted on the October 2019 Loan and the October 2019 Loan is presented in fair value in the financial statements for the year ended December 31, 2021. On January 18, 2022, the Company paid accrued interest of the October 2019 Loan in the amount of $55. On August 11, 2022, the October 2019 Loan was extended to December 31, 2022. See also note 3f.

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

The fair value of the conversion feature (hereafter “Convertible Component”) in the amount of $756 ($725 at March 31, 2022( was estimated using the Monte Carlo Simulation Model to compute the Convertible Component’s fair value. The assumptions used to perform the Monte-Carlo simulation model below:

The Company estimated the fair value of BCF using the Monte Carlo option pricing model using the following weighted average assumptions:

	March 31, 2022	September 30, 2022
Share price	$0.80	$0.60
Dividend yield	0	0%
Risk-free interest rate	1.35%	3.33%
Expected term (in years)	0.75	0.25
Volatility	164.65%	200.16%

The October 2019 Loan is included in the convertible loans in current liabilities as of September 30, 2022, in the amount of $1,195, and $2,142 as of December 31, 2021.

During the nine months ended September 30, 2022, the Company recorded financial income related to October 2019 Loan in the amount of $892, and interest and financial expenses in the amount of $385 in the nine months ended September 30, 2021.

c.	On August 7, 2020, the Company received a convertible loan from a third party (“August 2020 Lender”) in the amount of $200 (the “August 2020 Loan”). Per the terms of the Agreements, the August 2020 Loan has a maturity date of August 7, 2022 (“Maturity Date”) and accrues annual interest at a rate of 10%. On August 17, 2022, the August 2020 Loan was extended to December 31, 2022.

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

The fair value of the conversion feature (hereafter “Convertible Component”) in the amount of $157 was estimated using the Monte Carlo Simulation Model to compute the Convertible Component’s fair value. The assumptions used to perform the Monte-Carlo simulation model below:

	December 31, 2021	September 30, 2022
Share price	$0.65	$0.60
Dividend yield	0	0%
Risk-free interest rate	0.23%	3.33%
Expected term (in years)	0.58	0.25
Volatility	145.70%	200.16%

SATIVUS TECH CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
U.S. dollars in thousands

NOTE 3:-	CONVERTIBLE LOANS (cont.)

The August 2020 Loan is included in the convertible loans in short term liabilities as of September 30, 2022, in the amount of $244, and $168 as of December 31, 2021.

During the nine months ended September 30, 2022, the Company recorded interest and financial expenses related to the August 2020 Loan in the amount of $76, and interest and financial expenses in the amount of $30 in the nine months ended September 30, 2021

d.	On July 31, 2020, the Company received a convertible loan from Mr. Shmuel Yannay (a third party at that time, and a director of the Company as of October 28, 2021) in the amount of $100 (“Director Loan”). The loan has a maturity date of July 31, 2022 (“Maturity Date”) and accrues annual interest at a rate of 10%. On August 17, 2022, the Director Loan was extended to December 31, 2022.

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

The fair value of the conversion feature (hereafter “Convertible Component”) an amount of $79 was estimated using the Monte Carlo Simulation Model to compute the Convertible Component’s fair value. The assumptions used to perform the Monte-Carlo simulation model below:

	December 31, 2021	September 30, 2022
Share price	$0.65	$0.60
Dividend yield	0	0%
Risk-free interest rate	0.23%	3.33%
Expected term (in years)	0.58	0.25
Volatility	145.70%	200.16%

The Director Loan is included in the convertible loans in short term liabilities as of September 30, 2022, in the amount of $122, and $85 as of December 31, 2021.

During the nine months ended September 30, 2022, the Company recorded interest and financial expenses related to the Director Loan in the amount of $36, and interest and financial expenses in the amount of $15 in the nine months ended September 30, 2021

e.

From June 2022 through to August 2022, Saffron Tech entered into a number of Simple Agreement for Future Equity (“2022 SAFES”) agreements with third parties (“2022 SAFE Investors”) for gross proceeds of approximately $239 (“2022 SAFE Investment Amount”).

The 2022 SAFES shall be converted into shares of Saffron Tech, following a financing event of at least $2,000 (“Equity Event”). The number of Shares to be issued shall be calculated as the amount being converted divided by the conversion price (“Conversion Price”). The Conversion Price is calculated as the SAFE Price or the Discount Price (both defined below), which gives the June 2022 Investor the greatest number of shares.

The SAFE Price is the Valuation Cap ($5,000) divided by the Company Capitalization, being the total all the share capital of the company and all the Shares available for issuance under the Company’s investitive plan, immediately prior to the Equity Event. Discount Price is the number of shares multiplied by the Discount Rate (80%).

In the event of a liquidity event, the Company will issue Shares equal to the 2022 SAFES Investment Amount divided by the liquidity price, as defined in the 2022 SAFES Agreement.

If there is a dissolution event, the Company will pay the investor an amount equal to the purchase amount, without any interest.

f.	On August 11, 2022, the Company and the February 2019 Lender, October 2019 Lender and the August 2020 Lender (all the same entity) entered in an agreement (“Payoff Agreement”) pursuant to which, should the Company raise at least $2,250 by December 31, 2022, the February 2019 Loan, the October 2019 Loan and the August 2020 Loan (together the “Convertible Loans”) would be forgiven in return for $750 in cash (“Payoff Amount”). The Payoff Agreement further provides that should the Company not repay the entire Payoff Amount by December 31, 2022 but is able to raise between $250 and $2,250 by December 31, 2022 then the Company will make certain payments (between 0%-30% of amounts raised) towards repayment of the original capital amount owing on the Convertible Loans.

SATIVUS TECH CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
U.S. dollars in thousands

NOTE 4:-	RELATED PARTIES

a.	During the nine months ended September 30, 2022 and 2021, the Company paid compensation expenses to related parties (CEO, CFO and directors) in the amount of $189 and $159, respectively.

b.	Amounts owing to related parties (CEO, CFO and directors) as of September 30, 2022, and December 31, 2021, were $37 and $22, respectively.

c.	On January 5, 2022, Saffron Tech granted 220,000 share options to directors and officers of the Company. All options are exercisable at approximately $1.29 per share (NIS 4.00). The options vest on a quarterly basis over a period between two and three years and expire on January 4, 2032. The fair value of the options at the date of grant was estimated at $281 using the Black-Scholes option pricing model, using the following assumptions: Share price: NIS 3.96; Expected option life in years: 10; Volatility: 223%; Risk-free interest rate: 1.71%; Dividend yield: 0%. During the nine months ended September 30, 2022, the Company recorded share-based expenses in respect of the share options in the amount of $245.

d.	On January 5, 2022, following the resignation of two Saffron Tech directors certain share options in Saffron Tech that were granted to the two former directors were cancelled. During the nine months ended September 30, 2022, the Company recorded income in the amount of $211 in respect of cancelled share options in Saffron Tech.

NOTE 5:-	SHAREHOLDERS’ DEFICIENCY

a.	Share issuances There were no share issuances during the nine months ended September 30, 2022.

b.	Warrants

A summary of warrant activity during the nine months ended September 30, 2022, and year ended December 31, 2021, is as follows:

	Number	Average exercise price
Warrants outstanding at January 1, 2021	213,083	$0.81
Granted	99,000	0.15
Exercised	-	-
Forfeited/Cancelled	(66,000)	0.15
Forfeited/Cancelled	(47,333)	1.94
Warrants outstanding at December 31, 2021	198,750	$0.54
Expired	(13,750)	2.00
Exercised	-	-
Forfeited/Cancelled	-	-
Warrants outstanding at September 30, 2022	185,000	$0.43

The following warrants and are outstanding as of December 31, 2021:

Issuance date	Warrants outstanding	Exercise price per warrant	Warrants outstanding and exercisable	Expiry date
February 21, 2019	13,750	$20.00	13,750	February 21, 2022
October 15, 2019	44,000	$12.50	44,000	October 15, 2024
August 7, 2020	50,000	$2.00	50,000	August 7, 2025
August 11, 2020	25,000	$2.00	25,000	August 11, 2025
December 31, 2021	66,000	$1.50	66,000	December 31, 2022
	198,750		198,750

SATIVUS TECH CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
U.S. dollars in thousands

NOTE 5:-	SHAREHOLDERS’ DEFICIENCY (cont.)

The following warrants and are outstanding as of September 30, 2022:

Issuance date	Warrants outstanding	Exercise price per warrant	Warrants outstanding and exercisable	Expiry date
October 15, 2019	44,000	$12.50	44,000	October 15, 2024
August 7, 2020	50,000	$2.00	50,000	August 7, 2025
August 11, 2020	25,000	$2.00	25,000	August 11, 2025
December 31, 2021	66,000	$1.50	66,000	December 31, 2022
	185,000		185,000

c.	Share option plans:

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

(i) A summary of employee share options activity during the nine months ended September 30, 2022, and for the year ended December 31, 2021, is as follows:

	Number	Average weighted exercise price
Options outstanding at January 1, 2021	166,000	$1.10
Granted	120,000	0.01
Exercised	(90,000)	1.10
Forfeited	(1,000)	3.00
Options outstanding at December 31, 2021	195,000	$0.63
Granted	-	-
Exercised	-	-
Forfeited	-	-
Options outstanding at September 30, 2022	195,000	$0.63

Options exercisable at September 30, 2022	171,250	$0.70

SATIVUS TECH CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
U.S. dollars in thousands

NOTE 5:-	SHAREHOLDERS’ DEFICIENCY (cont.)

The following options are outstanding as of September 30, 2022:

Issuance date	Options outstanding	Exercise price per option	Options outstanding and exercisable	Expiry date
September 1, 2020	15,000	$0.70	8,750	September 1, 2025
October 13, 2020	50,000	$1.00	50,000	October 12, 2023
November 3, 2020	25,000	$1.00	25,000	October 25, 2025
November 3, 2020	25,000	$1.50	25,000	October 25, 2025
December 14, 2021	80,000	$0.01	57,500	December 14, 2026
	195,000		166,250

d.	Restricted Share Units:

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

A summary of RSU activity during the nine months ended September 30, 2022, and the year ended December 31, 2021, is as follows:

Number
RSU outstanding at January 1, 2021	49,025
Granted	227,500
Exercised	(80,525)
Forfeited	-
RSU outstanding at December 31, 2021	196,000
Granted	-
Exercised	-
Forfeited	(30,000)
RSU’s outstanding at September 30, 2022	166,000

SATIVUS TECH CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
U.S. dollars in thousands

NOTE 6:-	FINANCIAL EXPENSES

	Three months ended		Nine months ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021

Financial expenses related to interest and revaluation of convertible component in convertible loans	$446	$108	$100	$1,318

Financial expenses related to warrants		-	-	39

Foreign currency transactions and other	(9)	(10)	17	(17)

	435	98	117	1,340

NOTE 7:-	LIENS, COMMITMENTS

Saffron leases its facility on a lease that expires on September 11, 2024. Lease payments are approximately $2 per month ($23 annually).

Saffron Tech is committed to pay royalties to the IIA on the proceeds from sales of products resulting from research and development projects in which the IIA participates by way of grants. In the first 3 years of sales the Company shall pay 3% of the sales of the product which was developed under IIA research and development projects. In the fourth, fifth and sixth years of sales, the Company shall pay 4% of such sales and from the seventh year onwards the Company shall pay 5% of up to 100% of the amount of grants received plus interest at LIBOR. Saffron Tech was entitled to the grants only upon incurring research and development expenditures. There were no future performance obligations related to the grants received from the IIA. As of September 30, 2022, the contingent liabilities with respect to grants received from the IIA, subject to repayment under these royalty agreements on future sales is $Nil. As of September 30, 2022, Saffron Tech received a total of $353 from the IIA

NOTE 8:-	SUBSEQUENT EVENTS

a.	Saffron Tech is currently in the process of raising equity by crowd funding through the Israeli crowd funding platform – Pipelbiz. Assuming the maximum amount (NIS 5 million) is raised, the Company will own approximately 61% of Saffron Tech. As of the day of this report the Saffron Tech has raised NIS 2 million.

b.

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

Company Overview

Sativus Tech Corp. (the “Company”) was formed on January 16, 2015, under the laws of the State of Delaware. Prior to September 14th, 2018, the Company was solely a provider of risk management and asset protection (“RAP”) services for businesses, individuals and families. On September 14th, 2018, executed an Acquisition and Share Exchange Agreement with Eroll Grow Tech Ltd. (“Eroll”), an Israeli Corporation that was formed on May 18th, 2015, under the laws of the state of Israel. On September 17, 2018, the Board of Directors adopted an Amendment to its Articles, changing the name of the Corporation to SEEDO CORP. Since the Acquisition of Eroll and through to December 31, 2019, Eroll produced a plant growing device managed and controlled by an artificial intelligent algorithm, allowing consumers to grow their own herbs and vegetables effortlessly from seed to plant, while providing optimal conditions to assure premium quality produce year-round. On December 13, 2021, the Company changed its name from Seedo Corp to Sativus Tech Corp.

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

Saffron is used in many industries, such as the food industry, particularly by famous chefs and Michelin starred restaurants, the natural cosmetics industry, and the natural medicine industry and as a dye in the textile industry. Medicinal claims as an anti-depressant, antioxidant, and antiseptic are constantly increasing.

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

On April 4, 2022, the Company appointed Mrs. Tal Wilk-Glazer as Director and CEO of the Company. Gadi Levin stepped down as CEO and remains the Company’s CFO. On the same day, Mr. Moshe Bar Siman Tov and Mrs. Iris Ginsburg resigned from their positions as Directors. Their resignation was not the result of any disputes with the Company.

From June 2022 through to August 2022, Saffron Tech entered into a number of Simple Agreement for Future Equity (“2022 SAFES”) agreements with third parties for gross proceeds of approximately $239.

During July 2022, Saffron Tech received a total of $100 in respect of the issuance of 76,890 shares to third party investors at price of NIS 4.5 per share (approximate $1.36 per share). The investors also received an option to convert the shares of Saffron Tech into shares of the Company. The option expires on January 1, 2023.

On August 30, 2022, the Company announced that Saffron Tech has announced its intention to raise up to 5 million New Israeli Shekels (“NIS”) (approximately $1.5 million) at a pre-money valuation of NIS 32.5 million (approximately $10 million) through the Israeli crowd funding platform – Pipelbiz. Assuming the maximum amount is raised, the Company will own approximately 61% of the Saffron Tech. As of the day of this report the Saffron Tech has raised $ 0.6 million.

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

Going Concern

Due to the uncertainty of our ability to meet our current operating and capital expenses, our independent auditors included an explanatory paragraph in their report on the condensed consolidated financial statements for the nine months ended September 30, 2022, regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

There is no assurance that we will be able to obtain financing on terms satisfactory to us, or at all. We do not have any arrangements in place for any future financing. If we are unable to secure additional funding, we may cease or suspend operations. We have no plans, arrangements, or contingencies in place in the event that we cease operations.

Results of Operations

Nine months ended September 30, 2022, compared to the nine months ended September 30, 2021

Operating Expenses

Research and development expenses for the nine months ended September 30, 2022, were $494 thousand compared to $443 thousand for the same period in 2021. Gross research and development expenses were $704 thousand, offset by the cancellation of share-based expenses from previous years in the amount of $105 thousand and amounts received in respect of participation in expenses by the Israeli Innovation Authority in the amount of $105 thousand (previous period – nil) which reduced total research and development expenses for the nine months ended September 30, 2022, to $494 thousand.

Total marketing expenses for the nine months ended September 30, 2022, were $nil compared to $131 thousand for the same period in 2021.

General and administrative (“G&A”) expenses for the nine months ended September 30, 2022, were $490 thousand compared to $1,020 thousand for the same period in 2021. Gross general and administrative expenses were $596 thousand, offset by the cancellation of share-based expenses from previous year in the amount of $106 thousand which reduced total general and administrative expenses for the nine months ended September 30, 2022, to $490 thousand.

Total financial expenses for the nine months ended September 30, 2022, was $117 compared to $1,340 thousand expenses for the same period in 2021. The reason for the change is due to financial losses related to revaluations of convertible component in convertible loans.

Three months ended September 30, 2022, compared to the three months ended September 30, 2021

Operating Expenses

Research and development expenses for the three months ended September 30, 2022, were $218 thousand compared to $125 thousand for the same period in 2021.

Total marketing expenses for the three months ended September 30, 2022, were $nil compared to $50 thousand for the same period in 2021.

General and administrative (“G&A”) expenses for the three months ended September 30, 2022, were $189 thousand compared to $315 thousand for the same period in 2021.

Total financial expenses for the three months ended September 30, 2022, was $435 compared to $98 thousand for the same period in 2021. The reason for the change is due to financial losses related to revaluations of convertible component in convertible loans.

Liquidity and Capital Resources

Overview

Since inception on January 16, 2015, the Company has a cumulative deficit of $21,973 thousand and a working capital deficit of $3,395 thousand as of September 30, 2022. Our future growth is dependent upon achieving further purchase orders and execution, management of operating expenses and ability of the Company to obtain the necessary financing to fund future obligations, and upon profitable operations.

Historically, we have financed our cash flow and operations from the initial contribution of our majority shareholder and by raising equity and convertible loans.

As of September 30, 2022, we had current assets of $242 thousand consisting of $191 thousand in cash and cash equivalents, $11 thousand in restricted cash and $40 thousand in other current assets.

We had $3,637 thousand in current liabilities consisting of $111 thousand in other current liabilities, $2,176 thousand in Convertible loans, $1,302 thousand in convertible component, $15 thousand in short-term lease liability and $33 thousand accounts payables.

As of December 31, 2021, we had current assets of $963 thousand consisting of $866 thousand in cash and cash equivalents, $20 thousand in restricted cash and $77 thousand in prepaid expenses and other receivables. We had $3,358 thousand in current liabilities, which consisted of $12 thousand in accounts payable, $110 thousand other accounts payable, $2,994 thousand Convertible loans, $222 thousand in BCF liability, and $20 thousand in short term lease liability

We had a negative working capital of $3,395 thousand and $2,395 thousand as of September 30, 2022, and December 31, 2021, respectively.

Our Current liabilities as of September 30, 2022, were $3,637 thousand compared to $3,358 thousand as of December 31, 2021.

During the nine months ended September 30, 2022, we had negative cash flow from operations of $732 thousand which was mainly the result of a net loss of $1,101 thousand, share-based expenses of $172 thousand and offset by financial gains from revaluations of convertible component in convertible loans in the amount of $100 thousand.

During the nine months ended September 30, 2022, we had negative cash flow from investing activities of $190 thousand compared to a negative cash flow from investing activities of $31 thousand during the nine months ended September 30, 2021. The increase is due to investment in leasehold improvements.

During the nine months ended September 30, 2022, we had positive cash flow from financing activities of $248 thousand compared to a positive cash flow from financing activities of $1,862 during the nine months ended September 30, 2021. Cash flow from financing activities in the nine months ended September 30, 2022, was mainly a result of proceeds of convertible loans in the amount of $239 thousand, and proceeds from issuance of shares to minority interests in a subsidiary in the amount of $100 thousand. Cash flow from financing activities in the nine months ended September 30, 2021, was mainly a result of proceeds of convertible loans in the amount of $530 thousand, and issuance of shares to minority interests in a subsidiary in the amount of $1,406 thousand.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act of 1934, as amended (the “Exchange Act”) and are not required to provide the information required under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of our Quarterly Report on Form 10-Q, an evaluation was carried out by management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of September 30, 2022. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

During evaluation of disclosure controls and procedures as of September 30, 2022, conducted as part of our preparation of the quarterly unaudited condensed financial statements, management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures and concluded that our disclosure controls and procedures were not effective.

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

Dated: November 14, 2022	By:	/s/ Tal Wilk-Glazer
Tal Wilk-Glazer
Chief Executive Officer
SATIVUS TECH CORP.