Form 10-K
period 2022-12-31
SATIVUS TECH CORP.
filed 2023-03-31
CIK 1661600

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022, or December 31, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File Number: 333-208814

SATIVUS TECH CORP.

(Exact name of registrant as specified in its charter)

Delaware	47-2847446
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

#3 Bethesda Metro Center, #700 Bethesda, Md 20814	06880
(Address of principal executive offices)	(Zip Code)

(800) 608-6432
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
NA	NA	NA

Securities registered pursuant to section 12(g) of the Act:

Common Stock, par value $0.0001
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Note.—If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	March 31, 2023
Common Stock, $0.001 par value per share	4,215,571 shares

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

iii

PART I

Item 1. Business.

SATIVUS TECH CORP. (formerly SEEDO CORP.) (the “Company”, “Our” or “We”) was formed on January 16, 2015, under the laws of the State of Delaware. Prior to July 2020, we were involved in producing a plant growing device managed and controlled by an artificial intelligent algorithm, allowing consumers to grow their own herbs and vegetables effortlessly from seed to plant, while providing optimal conditions to assure premium quality produce year-round. However, due to financial and operational difficulties and during 2020, we ceased these operations and on July 19, 2020, the Company formed a new wholly-owned subsidiary in Israel, Hachevra Legiduley Pkaot Beisrael Ltd. (the “New Subsidiary”), to develop a fully automated and remotely managed system for growing saffron and other vegetables. On November 5, 2020, the New Subsidiary changed its name to Saffron-Tech Ltd. (or “Saffron Tech”). As of the date of this report, and following various financings in Saffron Tech, the Company owns 54% of Saffron Tech.

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

Saffron is used in many industries, such as the food industry, particularly by famous chefs and Michelin starred restaurants, the natural cosmetics industry and the food supplements industry and as a dye in the textile industry. Medicinal claims as an anti-depressant, antioxidant, and antiseptic are constantly increasing.

The global saffron market size was valued at $1 Billion in 2019 and is anticipated to attain a revenue based CAGR of 7.3% from 2020 to 2027. The market is expected to grow over the next few years on account of demand from the pharmaceutical sector, particularly in countries with rapid population expansion.

Saffron Tech is focusing on its in-house research and development of agriculture technology products. Saffron Tech developed a growth protocol and supporting technology, allowing indoor Saffron cultivation, producing high-quality, high-yield saffron multiple times a year.

In April 2022, Saffron Tech announced its new state-of-the-art indoor research and development center is operational. From April 2022, through to December 2022, Saffron Tech successfully completed three Saffron cultivation cycles using vertical farming technology, while traditional agriculture only produces one harvest of saffron per year.

On December 9, 2021, we implemented a 1-for-10 consolidation, or reverse split, of our issued and outstanding common shares. Except where otherwise indicated, all share and per share data in this 10-K have been retroactively restated to reflect the reverse stock split.

On December 13, 2021, the Company changed its name from Seedo Corp to Sativus Tech Corp. On the same day the Company also announced the appointment of Tal Wilk-Glazer as the CEO of Saffron Tech. Wilk-Glazer joins Saffron-Tech after finishing her job at Salesforce as Salesforce’s Industries Eastern Europe, Africa and Israel regional director.

 On January 6, 2022, the Company announced that its subsidiary, Saffron Tech, has planted approximately 25,000 Saffron bulbs in fields in the Golan Heights, in Norther Israel. The plantation is being managed in conjunction with the Shamir Research Institute, which operates under the auspices of the Haifa University, Israel.

 On April 4, 2022, the Company announced that Mr. Moshe Bar Siman Tov and Mrs. Iris Tova Ginsburg have resigned from the Board of Directors of the Company, and immediately appointment of Mrs. Tal Wilk-Glazer to its Board of Directors and as CEO of the Company.

On August 30, 2022, Saffron Tech, announced its intention to raise up to 5 million New Israeli Shekels (“NIS”) (approximately $1.5 million) at a pre-money valuation of NIS 32.5 million (approximately $10 million) through the Israeli crowdfunding platform – Pipelbiz (“2022 Crowd Funding Round”). Assuming the maximum amount is raised, the Company will own approximately 61% of the Saffron Tech. The 2022 Crowd Funding Round was closed on December 1, 2022, having raised 3.8 million NIS (approximately $1.3 million). Fund raising expenses accumulated to $152 and the net amount raised through Pipelbiz was $1.15 million. Saffron Tech also raised 1.15 million NIS (approximately $328 thousand) through the issuance of SAFEs. The SAFEs are convertible at a 20% discount to the current crowd funding round. Sativus Tech’s interest in Saffron Tech now totals 67.5% post-raise. All SAFEs were converted before December 31, 2022. Saffron Tech continued to raise funds through Pipelbiz under the same pre-money valuation during December 2022 through to January 2023, via another crowd funding round “2023 Crowd Funding Round” which closed on February 5, 2023, having raised another 1.1 million NIS (approximately $314 thousand).

On March 1, 2023, Saffron Tech entered into an investment agreement with Korean-based company, Dreamtech Co Ltd (“Dreamtech”), a leading provider and manufacturer of tech components for innovative products including advanced mobile and medical devices. Under this new agreement, Dreamtech will fund an initial investment of $1 million followed by an additional $1 million upon a successful cultivation of saffron in Korea. Saffron Tech aims to be the first company to create a large-scale production of saffron using vertical farming technology to meet the growing demand of the spice for use in beauty, wellness, and pharmaceutical applications. The Company’s interest in Saffron Tech now totals 54% post-raise.

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

Our common stock is quoted on the NASDAQ OTC Bulletin Board (“OTCBB”) under the symbol “SATT”. As of December 31, 2022, the Company’s common stock was held by 86 shareholders of record, which does not include shares that are held in street or nominee name.

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

QUARTER ENDED	HIGH	LOW
December 31, 2022	$0.55	$0.31
September 30, 2022	$0.96	$0.30
June 30, 2022	$0.80	$0.40
March 31, 2022	$1.00	$0.45
December 31, 2021	$0.65	$0.52
September 30, 2021	$1.60	$1.55
June 30, 2021	$2.70	$2.59
March 31, 2021	$5.13	$4.42
December 31, 2020	$2.90	$0.40

Shareholders

Our shares of common stock are issued in registered form. The registrar and transfer agent for our shares of common stock is Worldwide Stock Transfer LLC; 1 University Plaza, Suite 505, Hackensack, NJ 07601

On December 31, 2022, the shareholders’ list of our shares of common stock showed 86 registered holders of our shares of common stock and 4,215,571 shares of common stock outstanding. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of shares of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

On December 30, 2022, the Company issued 21,186 shares in respect of an investor’s converted SAFE agreement in Saffron Tech.

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

Executive Overview

SATIVUS TECH CORP. (formerly SEEDO CORP.) (the “Company”, “Our” or “We”) was formed on January 16, 2015, under the laws of the State of Delaware. Prior to July 2020, we were involved in producing a plant growing device managed and controlled by an artificial intelligence algorithm, allowing consumers to grow their own herbs and vegetables effortlessly from seed to plant, while providing optimal conditions to assure premium quality produce year-round. However, due to financial and operational difficulties in 2020, we ceased these operations and on July 19, 2020, the Company formed a new wholly-owned subsidiary in Israel, Hachevra Legiduley Pkaot Beisrael Ltd. (the “New Subsidiary”), to develop a fully automated and remotely managed system for growing saffron and other vegetables. On November 5, 2020, the New Subsidiary changed its name to Saffron-Tech Ltd. (or “Saffron Tech”). As of the date of this report, and following various financings in Saffron Tech, the Company owns 54% of Saffron Tech.

The Company, through Saffron Tech, is focusing on its in-house research and development of agriculture cultivation protocol and technology products, among others, in the fields of exotic plants and mushrooms. Saffron Tech plans to roll out commercial cultivation pilot site in the coming year. This technology is designed to provide automated indoor cultivation farm for high-quality, high-yield saffron all year round. The Company developed a Saffron indoor cultivation protocol allowing 4 cultivation cycles a year, and a R&D center.

It is also environmentally friendly, using economic levels of water, space, and fertilizer. The sealed environment eliminates the need for harmful pesticides and herbicides, producing a clean and safe product that is easy to control from anywhere. The Company’s solution is easily scalable.

Saffron is used in many industries, such as the food industry, particularly by famous chefs and Michelin starred restaurants, the natural cosmetics industry, the food supplements industry, and as a dye in the textile industry. Medicinal claims as an anti-depressant, antioxidant, and antiseptic are constantly increasing.

The global saffron market size was valued at $1 Billion in 2019 and is anticipated to attain a revenue based CAGR of 7.3% from 2020 to 2027. The market is expected to grow over the next few years on account of demand from the pharmaceutical sector.

Saffron Tech is focusing on its in-house research and development of agriculture technology products. Saffron Tech developed a growth protocol and supporting technology, allowing indoor Saffron cultivation, producing high-quality, high-yield saffron multiple times a year.

On December 8, 2021, Saffron Tech announced it has begun construction of a new state-of-the-art indoor farm that will help increase its production of the saffron spice. Saffron Tech has already successfully completed two harvests of saffron using vertical farming technology at its initial location in Ganot, Israel. The Company’s mission with this new facility, located at Mavki’im, Israel, is to complete the cultivation protocol, and prove it’s ability to produce 4 flowering cycles a year. Traditional agriculture only produces one harvest of saffron per year through a labor-intensive process.

On December 9, 2021, FINRA gave final approval for the Company’s 1-for-10 consolidation, or reverse split, of our issued and outstanding common shares, as noted in our 8K of December 13, 2021. Except where otherwise indicated, all share and per share data in this 10-K have been retroactively restated to reflect said consolidation.

On January 6, 2022, the Company announced that its subsidiary, Saffron Tech, has planted approximately 25,000 Saffron bulbs in fields in the Golan Heights, in Norther Israel. The plantation is being managed in conjunction with the Shamir Research Institute.

 On April 4, 2022, the Company announced that Mr. Moshe Bar Siman Tov and Mrs. Iris Tova Ginsburg have resigned from the Board of Directors of the Company, and immediate appointed Mrs. Tal Wilk-Glazer to its Board of Directors and as CEO of the Company.

In April 2022, Saffron Tech announced its new state-of-the-art indoor research and development center is operational. From April 2022, through to December 2022, Saffron Tech successfully completed three Saffron cultivation cycles using vertical farming technology, while traditional agriculture only produces one harvest of saffron per year.

On August 30, 2022, Saffron Tech, announced its intention to raise up to 5 million New Israeli Shekels (“NIS”) (approximately $1.5 million) at a pre-money valuation of NIS 32.5 million (approximately $10 million) through the Israeli crowdfunding platform – Pipelbiz (“2022 Crowd Funding Round”). Assuming the maximum amount is raised, the Company will own approximately 61% of Saffron Tech. The 2022 Crowd Funding Round was closed on December 1, 2022, having raised 3.8 million NIS (approximately $1.3 million). Fundraising expenses accumulated to $152 and the net amount raised through Pipelbiz was $1.15 million. Saffron Tech also raised 1.15 million NIS (approximately $328 thousand) through the issuance of SAFEs. The SAFEs are convertible at a 20% discount to the current crowdfunding round. Sativus Tech’s interest in Saffron Tech now totals 67.5% post-raise. All SAFEs were converted before December 31, 2022. Saffron Tech continued to raise funds through Pipelbiz under the same pre-money valuation from December 2022 through to January 2023, via another crowdfunding round “2023 Crowd Funding Round” which closed on February 5, 2023, having raised another 1.1 million NIS (approximately $314 thousand).

On March 1, 2023, Saffron Tech entered into an investment agreement with Korean-based company, Dreamtech Co Ltd (“Dreamtech”), a leading provider and manufacturer of tech components for innovative products including advanced mobile and medical devices. Under this new agreement, Dreamtech will fund an initial investment of $1 million followed by an additional $1 million upon a successful cultivation of saffron in Korea. Saffron Tech aims to be the first company to create a large-scale production of saffron using vertical farming technology to meet the growing demand of the spice for use in beauty, wellness, and pharmaceutical applications. Sativus Tech’s interest in Saffron Tech now totals 54% post-raise.

Results of Operations during the year ended December 31, 2022, as compared to the year ended December 31, 2021

Operating Expenses

Research and Development Expenses for the year ended December 31, 2022, amounted to $673 thousand as compared to $911 for the year ended December 31, 2021. During 2022, Saffron Tech reduced its research and development expenses in Israel due to financial constraints.

General and Administrative expenses for the year ended December 31, 2022, amounted to $670 thousand as compared to $1,639 thousand for the year ended December 31, 2021. The decrease during the year ended December 31, 2022, was mainly due the decrease in share-based expenses that amounted to $217 thousand, compared to $1,052 thousand for the year ended December 31, 2021.

Financing expenses for the year ended December 31, 2022, amounted to $480 thousand as compared to $1,391 thousand for the year ended December 31, 2021. Financing expenses include interest on loans and convertibles loans, amortization of BCF and adjustments to the fair value of certain convertible loans.

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

Liquidity and Capital Resources

Overview

Since inception on January 16, 2015, the Company had a cumulative deficit as of December 31, 2022, of $22,604 thousand and we have a working capital deficit of $2,569 thousand as of December 31, 2022. Our future growth is dependent upon achieving further purchase orders and execution, management of operating expenses and ability of the Company to obtain the necessary financing to fund future obligations, and upon profitable operations. Those factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due.

Historically, we have financed our cash flow and operations from the initial contribution of our majority shareholder and by raising equity, convertible loans and warrants. As of December 31, 2022, our cash balance was $810 thousand.

During November and December 2020 and January 2021, the Company continued to raise funds to support its operations and received $955 thousand from third party investors and issued convertible promissory notes in respect thereof (“Promissory Notes”). The Promissory Notes bear no interest, are convertible into Shares based on a fixed conversion price of $1.00 per share and mature between 12 and 24 months from the issuance date. As of December 31, 2022, Promissory Notes in the amount of $830,000 have been converted into shares and amount of $100,000 were repaid to the investors.

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

On August 30, 2022, Saffron Tech, announced its intention to raise up to 5 million New Israeli Shekels (“NIS”) (approximately $1.5 million) at a pre-money valuation of NIS 32.5 million (approximately $10 million) through the Israeli crowd funding platform – Pipelbiz (“2022 Crowd Funding Round”). Assuming the maximum amount is raised, the Company will own approximately 61% of the Saffron Tech. The 2022 Crowd Funding Round was closed on December 1, 2022, having raised 3.8 million NIS (approximately $1.3 million). Fund raising expenses accumulated to $152 and the net amount raised through Pipelbiz was $1.15 million. Saffron Tech also raised 1.15 million NIS (approximately $328 thousand) through the issuance of SAFEs. The SAFEs are convertible at a 20% discount to the current crowd funding round. Sativus Tech’s interest in Saffron Tech now totals 67.5% post-raise. All SAFEs were converted before December 31, 2022. Saffron Tech continued to raise funds through Pipelbiz under the same pre-money valuation during December 2022 through to January 2023, via another crowd funding round “2023 Crowd Funding Round” which closed on February 5, 2023, having raised another 1.1 million NIS (approximately $314 thousand).

On March 1, 2023, Saffron Tech, announced it has entered into an investment agreement with Korean-based company, Dreamtech Co Ltd (“Dreamtech”), a leading provider and manufacturer of tech components for innovative products including advanced mobile and medical devices. Under this new agreement, Dreamtech will fund an initial investment of $1 million followed by an additional $1 million upon successful cultivation of saffron in Korea. Saffron Tech aims to be the first company to create a large-scale production of saffron using vertical farming technology to meet the growing demand of the spice for use in beauty, wellness, and pharmaceutical applications. Sativus Tech’s interest in Saffron Tech now totals 54% post-raise.

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

Year ended December 31, 2022 as compared to the year ended December 31, 2021

During the year ended December 31, 2022, the Company’s overall position of cash and cash equivalents decreased by $56 thousand. This decrease in cash can be attributed to the following:

The Company’s net cash used in operating activities during the year ended December 31, 2022, was $986 thousand as compared to $1,374 for the year ended December 31, 2021. This decrease is mostly due to a significant decrease in the net loss of the Company.

The Company’s net cash used in investing activities during the year ended December 31, 2022, was $192 thousand as compared to $27 for the year ended December 31, 2021. This increase is mostly due to investments in Saffron Tech’s new facility, located at Mavki’im.

Cash provided by financing activities for the year ended December 31, 2022, was $1,122 thousand as compared to $1,856 thousand for the year ended December 31, 2021. Cash provided in 2022 was from the receipt of $114 in short term loans and $1,308 from issuance of shares to minority interests, offset in part by repayment of convertible loans in the amount of $278 thousand. Cash provided in 2021 was from the receipt of $530 in convertible loans and $1,406 from crowd funding.

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

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2022

IN THOUSANDS OF U.S. DOLLARS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Sativus Tech Corp.

Opinion on the Financial Statements

We have audited the accompanying the balance sheets of Sativus Tech Corp. (“the Company”) as of December 31, 2022 and the related statements of operations, changes in stockholders’ deficit and cash flows, for the year then ended, and the related notes and schedules (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year ended December 31, 2022, in conformity with generally accepted accounting principles in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Going Concern

The accompanying financial statements have been prepared to assume that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, as of December 31, 2022, The Company suffered losses from operations in all years since inception, has a negative working capital and further losses are anticipated in the development of its business. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these matters is also described in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. This matter is also described in the “Critical Audit Matters” section of our report.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Going concern- refer to note 1 of the financial statements

Critical audit matter description

The Company raised substantial doubt about the entity’s ability to continue as a going concern for a reasonable period of time. The financial statements for the years under audit have been prepared to assume that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. See the explanatory paragraph of the opinion paragraph.

How the Critical Audit Matter was addressed in our Audit

The primary procedures we performed to address this critical audit matter included the following: (i) We evaluate whether there is substantial doubt about the entity’s ability to continue as a going concern for a reasonable period of time. (ii) We obtained information about management’s plans that are intended to mitigate the effect of such conditions or events and assess the likelihood that such plans can be effectively implemented. (iii) We added an explanatory paragraph to the audit report.

Evaluation of convertible debt with an embedded derivative liability and detachable warrants

Critical audit matter description

As discussed in Notes 2 and 3 to the financial statements, upon initial recognition of Convertible loans, Convertible Notes, similar instruments issued with or without detachable warrants, the Company considers whether the embedded feature within the convertible instruments should be separated from the host instrument and the manner of its presentation and future measurement and weather warrants granted by the Company to lenders through convertible bridge loans and stock warrants transactions should be classified as a component of permanent equity or as derivative liabilities. The Company utilized a Monte Carlo model to value the derivative bifurcated liabilities, which estimates the fair value of the liabilities based upon certain assumptions utilizing a probability-weighted analysis of certain future events. Other inputs into the model include volatility, closing stock prices at various valuation points, and conversion prices as determined by the applicable agreements.

We identified the fair value of the derivative liability as a critical audit matter, as (i) the assumptions utilized in the model to value the derivative liability required judgment, and the model is inherently complex. (ii) the accounting for derivative liabilities is complex (iii) the magnitude of the liabilities and losses recognized in the estimation process.

How the Critical Audit Matter was addressed in our Audit

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

/s/ Elkana Amitai CPA

We have served as the Company’s auditor since 2023.

Mitzpe Netofa, Israel

March 31, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF

SATIVUS TECH CORP.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Sativus Tech Corp. (the “Company”) as of December 31, 2021 and the related statements of operations and comprehensive loss, changes in stockholders’ deficit and cash flows for the year in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the year in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Halperin Ilanit.

Certified Public Accountants (Isr.)

PCAOB number 650100001

Tel Aviv, Israel

March 31, 2022

We have served as the Company’s auditor since 2020 till 2023

SATIVUS TECH CORP.

CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands, except per share data, except share and per share data

	December 31	December 31
	2022	2021
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$810	$866
Restricted cash	6	20
Prepaid expenses and other receivables	85	77

Total current assets	901	963

NON CURRENT ASSETS
Right-of-use asset	30	46
Property and equipment, net	219	6

Total non-current assets	249	52

Total assets	$1,150	$1,015

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES

Accounts payables	55	12
Loans	114	-
Convertible loans	2,031	2,994
Fair value of convertible component in convertible loans	1,327	222
Other accounts liabilities	160	110
Short term lease liability	32	20
Total current liabilities	3,719	3,358

LONG-TERM LIABILITIES
Lease liability	-	29
Total long-term liabilities	-	29

SHAREHOLDER’S DEFICIT
Ordinary shares of $0.0001 par value
Authorized: 500,000,000 shares at December 31, 2022 and December 31, 2021; Issued and Outstanding: 4,215,571 and 4,204,385 shares at December 31, 2022 and December 31, 2021, respectively	4	4
Additional Paid in capital	19,756	18,595
Accumulated deficit	(22,604)	(21,077)
	(2,844)	(2,478)
Non-controlling interests	275	106
Total shareholders’ deficit	(2,569)	(2,372)

Total liabilities and shareholders’ deficit	$1,150	$1,015

The accompanying notes are an integral part of the consolidated financial statements.

SATIVUS TECH CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

U.S. dollars in thousands, except per share data, except share and per share data

	Year ended December 31,
	2022	2021
Operating expenses:

Research and development	$(673)	$(911)

General and administrative	(660)	(1,639)
Operating loss	(1,333)	(2,550)

Financial expenses, net	(480)	(1,391)

Net loss	$(1,813)	$(3,941)

Non-controlling interests	286	322
Net loss attributable to equity holders of the Company	(1,527)	(3,619)

Basic and diluted net loss per share attributable to equity holders of the Company	$(0.36)	$(1.00)
Weighted average number of ordinary shares used in computing basic and diluted loss per share	4,194,443	3,607,476

The accompanying notes are an integral part of the consolidated financial statements.

SATIVUS TECH CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

U.S. dollars in thousands, except per share data, except share and per share data

	Ordinary shares		Additional Paid in	Accumulated	Total Shareholders’	Non- controlling
	Number	Amount	capital	Deficit	Deficiency	interests	Total

Balance at January 1, 2021	3,167,560	$3	$15,409	(17,458)	(2,046)	-	(2,046)
Transactions with non-controlling parties	-	-	1,081	-	1,081	274	1,355
Receipt on account of shares in subsidiary	-	-	41	-	41	10	51
Share based compensation to non-controlling parties	-	-	566	-	566	144	710
Conversion of RSU’s	13,025	-	-	-	-	-	-
Conversion of convertible loans	830,000	1	830	-	831	-	831
Share based compensation to non-employees	114,634	-	608	-	608	-	608
Exercise of options	69,166	-	-	-	-	-	-
Issuance of warrants and convertible component	-	-	60	-	60	-	60
Net Loss	-	-	-	(3,619)	(3,619)	(322)	(3,941)
Balance at December 31, 2021	4,194,385	$4	$18,595	(21,077)	(2,478)	106	(2,372)

	Ordinary shares		Additional Paid in	Accumulated	Total Shareholders’	Non- controlling
	Number	Amount	capital	Deficit	Deficiency	interests	Total

Balance at January 1, 2022	4,194,385	$4	$18,595	(21,077)	(2,478)	106	(2,372)
Transactions with non-controlling parties	-	-	894	-	894	414	1,308
Cancelation of share options in subsidiary	-	-	(168)	-	(168)	(43)	(211)
Share based compensation to non-controlling parties	-	-	290	-	290	84	374
Share based compensation to non-employees	-	-	133	-	133	-	133
Issuance of shares in respect of converted SAFE in subsidiary	21,186	-	12	-	12	-	12
Net Loss	-	-	-	(1,527)	(1,527)	(286)	(1,813)
Balance at December 31, 2022	4,215,571	$4	$19,756	(22,604)	(2,844)	275	(2,569)

The accompanying notes are an integral part of the consolidated financial statements.

SATIVUS TECH CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands, except per share data

	Year ended
	December 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(1,813)	$(3,941)
Adjustments to reconcile loss to net cash used in operating activities:
Depreciation	38	6
Share based compensation expenses to employees and non-employees	267	1,318
Financial expenses related to convertible loans, warrants and leases	320	2,232
Change in fair value of convertible component in convertible loans	117	(890)
Changes in assets and liabilities:
Increase in other accounts receivables	(8)	(70)
Increase (decrease) in accounts payables	43	(39)
Increase in other accounts payables	50	10
Net cash used in operating activities	(986)	(1,374)

Cash flows from investing activities
Decrease (increase) in restricted cash	14	(20)
Purchase of property and equipment	(206)	(7)
Net cash used in investing activities	(192)	(27)

Cash flows from financing activities:
Proceeds from convertible loans	-	530
Proceeds from short-term loans	114	-
Lease payments	(22)	(6)
Proceeds from issuance of shares to minority interests in subsidiary	1,308	1,406
Repayment of convertible loans	(278)	(74)

Net cash provided by financing activities	1,122	1,856

Increase (decrease) in cash and cash equivalents	(56)	455
Cash and cash equivalents and restricted cash at the beginning of the year	866	411

Cash and cash equivalents at the end of the period	$810	$866

Supplemental disclosures of cash flow information:
Cash paid for interest	$175	$74

Supplemental disclosures of non- cash flow information:
Conversion of convertible loans	$-	$830
Issuance of warrants	$-	$60
Right of use asset	$-	$52

The accompanying notes are an integral part of the consolidated financial statements.

SATIVUS TECH CORP.

NOTES TO FINANCIAL STATEMENTS

U.S. dollars in thousands, except per share data

NOTE 1:-	GENERAL

a.	SATIVUS TECH CORP. (formerly SEEDO CORP.) (the “Company”, “Our” or “We”) was formed on January 16, 2015, under the laws of the State of Delaware. Prior to July 2020, we were involved in producing a plant growing device managed and controlled by an artificial intelligent algorithm, allowing consumers to grow their own herbs and vegetables effortlessly from seed to plant, while providing optimal conditions to assure premium quality produce year-round. However, due to financial and operational difficulties and during 2020, we ceased these operations and on July 19, 2020, the Company formed a new wholly-owned subsidiary in Israel, Hachevra Legiduley Pkaot Beisrael Ltd. (the “New Subsidiary”), to develop a fully automated and remotely managed system for growing saffron and other vegetables. On November 5, 2020, the New Subsidiary changed its name to Saffron-Tech Ltd. (or “Saffron Tech”). As of the date of this report, and following various financings in Saffron Tech, the Company owns 54% of Saffron Tech.

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

Saffron is used in many industries, such as the food industry, particularly by famous chefs and Michelin starred restaurants, the natural cosmetics industry and the food supplements industry and as a dye in the textile industry. Medicinal claims as an anti-depressant, antioxidant, and antiseptic are constantly increasing.

On December 9, 2021, FINRA gave final approval for the Company’s 1-for-10 consolidation, or reverse split, of our issued and outstanding common shares, as noted in our 8K of December 13, 2021. Except where otherwise indicated, all share and per share data in these financial statements have been retroactively restated to reflect said consolidation.

b.	The Company has an accumulated deficit in the total amount of $22,649 as of December 31, 2022, the Company has negative operating cash flow in the total amount of $986 for the year ended December 31, 2022, further losses are anticipated in the development of its business. Those factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due.

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

The consolidated financial statements for the year ended December 31, 2022, do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from uncertainty related to the Company’s ability to continue as a going concern.

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

Restricted cash as of December 31, 2022 in respect of the Company’s credit card and manufacturing commitments.

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

In February 2016, the FASB established Topic 842, Leases, by issuing Accounting Standards Update (ASU) No. 2016-02. The guidance establishes a right-of-use model (“ROU”) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. The Group determines if an arrangement is or contains a lease at contract inception.

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

Royalty-bearing grants from the Israeli Innovation Authority (the “IIA”) for funding approved research and development projects are recognized at the time Saffron Tech is entitled to such grants (i.e. at the time that there is reasonable assurance that the Company will comply with the conditions attached to the grant and that there is reasonable assurance that the grant will be received), on the basis of the costs incurred and reduce research and development costs. The cumulative research and development grants received by the Company from inception through December 2022 amounted to $362.

As of December 31, 2022, the Company did not accrue for or pay any royalties to the IIA since no revenues were recognized in respect of the funded projects.

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

The Company’s financial assets and liabilities that are measured at fair value on a recurring basis by level within the fair value hierarchy are as follows:

	Balance as of December 31, 2022
	Level 1	Level 2	Level 3	Total
Liabilities:
Fair Value of convertible component in convertible loan, net of discounts and debt issue costs	$-	$-	$1,327	$1,327

Total liabilities	$-	$-	$1,327	$1,327

SATIVUS TECH CORP.

NOTES TO FINANCIAL STATEMENTS

U.S. dollars in thousands, except per share data

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

	Balance as of December 31, 2021
	Level 1	Level 2	Level 3	Total
Liabilities:
Fair Value of convertible component in convertible loan, net of discounts and debt issue costs	$-	$-	$222	$222

Total liabilities	$-	$-	$222	$222

m.	Income Tax:

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

The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. As of December 31, 2022, and 2021, no liability for unrecognized tax positions has been recorded. Accordingly, no interest or penalties related to uncertain tax positions are recorded, either. It is the Company’s policy that any interest or penalties associated with unrecognized tax positions would be reflected in income tax expense.

n.	Basic and diluted net loss per share

Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of Ordinary shares outstanding during the period.

Diluted net loss per share is computed by giving effect to all potential shares of Ordinary shares, to the extent dilutive, all in accordance with ASC No. 260, “Earning Per Share”.

For the years ended December 31, 2022, and 2021, all outstanding shares warrants have been excluded from the calculation of the diluted net loss per share as all such securities are anti-dilutive for all years presented.

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

For the years ended December 31, 2022, December 31, 2021, the Company recorded $268, and $1,318 in share-based compensation, respectively.

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

Warrants

In May 2021, the Financial Accountings Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2021-04, “Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815- 40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options” (“ASU 2021-04”). The guidance is effective for the Company on January 1, 2022. The Company has evaluated the impact of adopting this standard and concluded there is no impact on the Company’s consolidated financial statements.

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

Other new pronouncements issued but not effective as of December 31, 2022, are not expected to have a material impact on the Company’s consolidated financial statements.

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

The February 2019 Lender shall be entitled to convert at its option any portion of the outstanding and unpaid principal or accrued interest into fully paid and nonassessable of shares of common stock, at the lower of the fixed conversion price then in effect or the market conversion price. The number of shares of common stock issuable upon conversion of any conversion amount shall be determined by dividing (x) such conversion amount by (y) the fixed conversion price of $20.00 or (z) 80% of the lowest the volume-weighted average price of the Company’s shares of common stock during the 30 trading days immediately preceding the conversion date.

The Company accounted for the February 2019 Loan in accordance with ASC 470-20, Debt with conversion and other Options. As of December 31, 2022, the BCF was revalued at $326.

During the year ended December 31, 2020, a portion of the February 2019 Loan in the amount of $190 and accrued interest of $87 was converted into 1,045,521 Shares.

On February 20, 2021, the Company and the February 2019 Lender extended the February 2019 Loan to November 10, 2021.

On May 12, 2021, a portion of the February 2019 Loan in the amount of $60 and accrued interest of the February 2019 Loan in the amount of $14 was paid by the Company.

On January 26, 2022, the Company paid accrued interest of the February 2019 Loan in the amount of $20, and the February 2019 Loan agreement was extended until December 31, 2022. On December 10, 2022, the February 2019 Loan agreement as extended until June 30, 2023.

The February 2019 Loan is included in the convertible loans in current liabilities as of December 31, 2022, in the amount of $332, and $506 as of December 31, 2021.

During the year ended December 31, 2022, and 2021, the Company recorded financial expenses related to February 2019 Loan in the amount of $52 and $230, respectively.

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

The Company accounted for the October 2019 Loan in accordance with ASC 470-20, Debt with conversion and other Options. As of December 31, 2022, the BCF was revalued at $732.

As of December 31, 2021, the Company has defaulted on the October 2019 Loan and the October 2019 Loan was presented in fair value in financial statements for the year ended December 31, 2021.

On January 26, 2022, the Company paid accrued interest of the October 2019 Loan in the amount of $55, and the October 2019 Loan agreement was extended until December 31, 2022.

On December 20, 2022, the Company paid accrued interest of the October 2019 Loan in the amount of $100, and the October 2019 Loan agreement as extended until June 30, 2023.

The October 2019 Loan is included in the convertible loans in current liabilities as of December 31, 2022, in the amount of $1,304, and $2,142 as of December 31, 2021.

During the year ended December 31, 2022, and 2021, the Company recorded financial expenses related to October 2019 Loan in the amount of $94 and $778, respectively.

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

The Company used an independent appraiser to estimate the fair value of BCF which used the Monte Carlo option pricing model using the following weighted average assumptions:

	August 7, 2020	December 31, 2021	December 31, 2022
Share price	$0.80	$0.65	$0.50
Dividend yield	0	0	0%
Risk-free interest rate	0.13%	0.23%	4.76%
Expected term (in years)	2	0.58	0.50
Volatility	163.31%	145.70%	205.90%

During the year ended December 31, 2022, the Company recorded financial expense related to August 2020 Loan in the amount of $115, and interest and financial income in the amount of $73 during the year ended December 31, 2021.

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

During the year ended December 31, 2021, Promissory Notes in the amount of $830 have been converted into shares. On December 14, 2022, Promissory Notes in the amount of $100 were repaid to the investors.

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

The Company accounted for the director’s loan in accordance with ASC 470-20, Debt with conversion and other Options. The combined intrinsic value of the BCF for the August 2020 Loan was calculated and valued at $129 as of July 31, 2020, and the Company allocated $129 to the BCF as a liability. As of December 31, 2022, the BCF was revalued at $88 ($76 as of December 31, 2021).

The Company estimated the fair value of BCF using the Monte Carlo option pricing model using the following weighted average assumptions:

	July 31, 2020	December 31, 2021	December 31, 2022
Share price	$0.86	$0.65	$0.50
Dividend yield	0	0	0%
Risk-free interest rate	0.11	0.23%	4.76%
Expected term (in years)	2	0.58	0.50
Volatility	164.04%	145.70%	205.90%

During the year ended December 31, 2022, the Company recorded interest and financial expenses related to Director Loan in the amount of $51, and interest and financial income in the amount of $27 during the year ended December 31, 2021.

NOTE 4:-	RELATED PARTIES

The following transactions arose with related parties:

	Year ended December 31, 2022
	Directors Fees	Consulting Fees / Salaries	Share based awards	Total	Amounts owing to as of December 31, 2022
Director and CEO	$-	$175	$271	$446	$6
CFO	-	72	25	97	18
Company owned by the CFO	-	36	-	36	8
Directors	-	-	39	39	121
	$-	$283	$335	$618	$153

	Year ended December 31, 2021
	Directors Fees	Consulting Fees / Salaries	Share based awards	Total	Amounts owing to as of December 31, 2021
Director and CEO	$-	$150	$504	$654	$15
CFO	-	56	19	75	5
Company owned by the CFO	-	28	-	28	2
Directors	-	-	1,000	1,000	85
	$-	$234	$1,523	$1,757	$107

a

The Company signed an agreement with the CFO, effective November 11, 2021, pursuant to which the CFO will received $6 per month for his services, and an additional amount of approximately $3 per month for additional services provided to the Company. During the years ended December 31, 2022, and 2021, the Company paid compensation expenses to the CFO in the amount of $72 and $56, respectively. Amounts owed to the CFO as of December 31, 2022, were $26.

b.	The Company signed an agreement with the CEO of Saffron Tech, effective December 12, 2021, pursuant to which the CEO will received $11.3 per month. During the years ended December 31, 2022, and 2021, the Company paid compensation expenses to the CEO in the amount of $175 and $8, respectively. Amounts owed to the CEO as of December 31, 2022, were $6.

SATIVUS TECH CORP.

NOTES TO FINANCIAL STATEMENTS

U.S. dollars in thousands, except per share data

NOTE 5:-	SHAREHOLDERS’ EQUITY

a.	As of December 31, 2022, and 2021, the Company’s share capital is composed as follows:

	December 31, 2022		December 31, 2021
	Authorized	Issued and outstanding	Issued and outstanding	Issued and outstanding
	Number of shares
Shares of common stock of $0.0001 par value each “Shares”	500,000,000	4,215,571	500,000,000	4,194,385

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

b.	Issuance of shares:

1.	On March 9, 2021, the Company issued 13,025 shares in respect of RSU’s granted during 2020.

2.	On March 10, 2021, the Company issued a total of 50,000 shares to two directors in respect of 50,000 RSU’s that were granted to them. The RSU’s vested immediately and had an exercise price of nil. The fair value of the RSU’s at the date of the grant was $275.

3.	On April 1, 2021, the Company issued a total of 10,000 shares to two directors in respect of 10,000 RSU’s that were granted to them. The RSU’s vested immediately and had an exercise price of nil. The fair value of the RSU’s at the date of the grant was $59.

4.	From June 2021 through to December 2021, the Company issued 830,000 shares in respect of converted Promissory Notes in the amount of $830.

5.	From July 2021 through to August 2021, the Company granted three directors 47,134 shares. The fair value of the shares at the date of the grant was $106.

6.	On October 5, 2021, the Company issued a director 7,500 shares in respect of 7,500 RSU’s that were granted to him. The RSU’s vested immediately and had an exercise price of nil. The fair value of the RSU’s at the date of the grant was $18.

7.	On October 5, 2021, the Company issued a consultant 29,167 shares in respect of exercised options. The consultant exercised 50,000 options in a cashless exercise mechanism.

8.	On October 25, 2021, the Company issued a consultant 40,000 shares in respect of 40,000 exercised options.

9.	On December 30, 2022, the Company issued 21,186 shares in respect of an investor’s converted SAFE agreement in Saffron Tech.

c.	Warrants:

A summary of warrant activity during the years ended December 31, 2022, 2021 is as follows:

	Number	Average exercise price
Warrants outstanding at January 1, 2021	213,083	$8.10
Granted	99,000	1.50
Forfeited/Cancelled	(66,000)	1.50
Forfeited/Cancelled	(47,333)	19.40
Warrants outstanding at December 31, 2021	198,750	$5.40
Granted	-	-
Exercised	-	-
Forfeited /Cancelled	(13,750)	2.00
Forfeited/Cancelled	(66,000)	1.50
Warrants outstanding at December 31, 2022	119,000	$5.88

SATIVUS TECH CORP.

NOTES TO FINANCIAL STATEMENTS

U.S. dollars in thousands, except per share data

NOTE 5:-	SHAREHOLDERS’ EQUITY (Cont.)

The following warrants are outstanding as of December 31, 2022:

Issuance date	Warrants outstanding	Exercise price per warrant	Warrants outstanding and exercisable	Expiry date
October 15, 2019	44,000	$12.50	44,000	October 15, 2024
August 7, 2020	50,000	$2.00	50,000	August 7, 2025
August 11, 2020	25,000	$2.00	25,000	August 11, 2025
	119,000		119,000

d.	Share option plans:

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

(i) A summary of employee share options activity during the years ended December 31, 2022, 2021 is as follows:

	Number	Average weighted exercise price

Options outstanding at January 1, 2021	166,000	1.10
Granted	120,000	0.01
Exercised	(90,000)	1.10
Forfeited	(1,000)	3.00

Options outstanding at December 31, 2021	195,000	0.63
Granted	45,000	1.00
Exercised	-
Forfeited	-

Options outstanding at December 31, 2022	240,000	$0.70

Options exercisable at December 31, 2022	206,250	$0.73

SATIVUS TECH CORP.

NOTES TO FINANCIAL STATEMENTS

U.S. dollars in thousands, except per share data

NOTE 5:-	SHAREHOLDERS’ EQUITY (Cont.)

The following options are outstanding as of December 31, 2022:

Issuance date	Options outstanding	Exercise price per option	Options outstanding and exercisable	Expiry date
September 1, 2020	15,000	$0.70	11,250	September 1, 2025
October 13, 2020	50,000	$1.00	50,000	October 12, 2023
November 3, 2020	25,000	$1.00	25,000	October 25, 2025
November 3, 2020	25,000	$1.50	25,000	October 25, 2025
December 14, 2021	80,000	$0.01	65,000	December 14, 2026
November 15, 2022	45,000	$1.00	30,000
	240,000		206,250

The following option issues took place during the years ended December 31, 2022, and 2021:

i.	On December 14, 2021, the Company, through Saffron, signed a contract with an employee pursuant to which they were granted 80,000 options to purchase 80,000 shares. All options are exercisable at $0.01 per Share. 50,000 options vest immediately, and 30,000 options vest quarterly over two years. The fair value of the stock options issued is $56 and was determined using the Black-Scholes option pricing model and the following assumptions: share price - $0.70; exercise price - $0.01; expected life – 5 years; annualized volatility – 221%; dividend yield – 0%; risk free rate – 1.23%. During the year ended December 31, 2022, and 2021, the Company recorded share-based expenses related to the options in the amount of $ 16 and $36, respectively.

ii.	On November 15, 2022, the Company granted a consultant 45,000 options to purchase 45,000 shares. All options are exercisable at $1.00 per Share. 30,000 options vest immediately, and 15,000 options vest quarterly. The fair value of the stock options issued is $12 and was determined using the Black-Scholes option pricing model and the following assumptions: share price - $0.33; exercise price - $1.00; expected life – 2 years; annualized volatility – 221%; dividend yield – 0%; risk free rate – 1.23%. During the year ended December 31, 2022, the Company recorded share-based expenses related to the options in the amount of $9.

SATIVUS TECH CORP.

NOTES TO FINANCIAL STATEMENTS

U.S. dollars in thousands, except per share data

NOTE 5:-	SHAREHOLDERS’ EQUITY (Cont.)

e.	Restricted Share Units:

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

A summary of RSU activity during the years ended December 31, 2022, and 2021, is as follows:

Number

RSU outstanding at January 1, 2021	49,025
Granted (i) (ii) (iii)	227,500
Exercised (Note 5b (1)(2)(3)(6))	(80,525)
Forfeited	-

RSU’s outstanding at December 31, 2021	196,000
Granted (iv)	370,000
Exercised	-
Forfeited	(30,000)

RSU’s exercisable at December 31, 2022	536,000

(i)	During the period between February 2021 through to March 2021, the Company granted two directors 30,000 RSU’s each. The fair value of the RSU’s at the date of the grant was $334.

(ii)	On October 5, 2021, the Company granted a director 7,500 RSU’s. The fair value of the shares at the date of the grant was $18.

(iii)	On December 14, 2021, the Company granted directors and consultants 160,000 RSU’s. The fair value of the shares at the date of the grant was $111. The RSU’s vest quarterly in advance over one year.
(iv)	On November 15, 2022, the Company granted 370,000 RSU’s to directors and consultants. The fair value of the shares at the date of the grant was $122. The RSU’s vest quarterly in advance over one year.

SATIVUS TECH CORP.

NOTES TO FINANCIAL STATEMENTS

U.S. dollars in thousands, except per share data

NOTE 6:-	TAXES ON INCOME

The Company’s subsidiaries are separately taxed under the domestic tax laws of the jurisdiction of incorporation of each entity.

a.	Corporate tax rates in U.S.:

On December 22, 2017, the U.S. Tax Cuts and Jobs Act (“the TCJA”) was signed into law, permanently lowering the corporate federal income tax rate from 35% to 21%, effective January 1, 2018. The company is subject to U.S. income tax laws. There are no significant provisions for U.S. federal, state or other taxes for any period.

b.	Corporate tax rates in Israel:

The Israeli statutory corporate tax rate and real capital gains were 23% in 2021-2022.

c.	Deferred income taxes:

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows:

	December 31,
	2022	2021
Deferred tax assets:
Carry forward tax losses	$1,686	$1,412

Net deferred tax asset before valuation allowance	1,686	1,412
Valuation allowance	(1,686)	(1,412)

Net deferred tax asset	$-	$-

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that all or some portion of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences are deductible and net operating losses are utilized. Based on consideration of these factors, the Company recorded a full valuation allowance at December 31, 2022, and 2021.

d.	Net operating carry-forward losses for tax purposes:

As of December 31, 2022, the Company’s carry-forward losses amounting to approximately $7,851, and Saffron Tech’s carry-forward losses amounting to approximately $1,686, which can be carried forward for an indefinite period.

SATIVUS TECH CORP.

NOTES TO FINANCIAL STATEMENTS

U.S. dollars in thousands, except per share data

NOTE 7:-	FINANCIAL EXPENSES, NET

	Year ended	Year ended
	December 31,	December 31,
	2022	2021
Bank interest and commissions	$13	$2
Financial expenses related to revaluation of convertible component in convertible loans	420	(890)
Commissions on loans	-	98
Financial expenses related to interest, revaluation of warrants and leases	(11)	2,232
Foreign currency transactions and other	58	(51)

	$480	$1,391

NOTE 8:-	LIENS, COMMITMENTS

a.	Saffron leases its facility on a lease that expires on September 11, 2024. Lease payments are approximately $2 per month ($23 annually).

b.	Saffron Tech is committed to pay royalties to the IIA on the proceeds from sales of products resulting from research and development projects in which the IIA participates by way of grants. In the first 3 years of sales the Company shall pay 3% of the sales of the product which was developed under IIA research and development projects. In the fourth, fifth and sixth years of sales, the Company shall pay 4% of such sales and from the seventh year onwards the Company shall pay 5% of up to 100% of the amount of grants received plus interest at LIBOR. Saffron Tech was entitled to the grants only upon incurring research and development expenditures. There were no future performance obligations related to the grants received from the IIA. As of December 31, 2022, the contingent liabilities with respect to grants received from the IIA, subject to repayment under these royalty agreements on future sales is $Nil.

c.	The Company's holdings in Saffron Tech are secured to a third party until such time that the third party convertible loans have been extinguished.

NOTE 9:-	SUBSEQUENT EVENTS

a.

During January 2023 Saffron Tech continued to raise funds through Pipelbiz under the same pre-money valuation as during December 2022 which closed on February 5, 2023, having raised another NIS 1.1 million (approximately $314 thousand).

b.	On March 1, 2023, Saffron Tech, announced it has entered into an investment agreement with Korean-based company, Dreamtech Co Ltd (“Dreamtech”), a leading provider and manufacturer of tech components for innovative products including advanced mobile and medical devices. Under this new agreement, Dreamtech will fund an initial investment of $1 million followed by an additional $1 million upon successful cultivation of saffron in Korea. Saffron Tech aims to be the first company to create a large-scale production of saffron using vertical farming technology to meet the growing demand of the spice for use in beauty, wellness, and pharmaceutical applications. Sativus Tech’s interest in Saffron Tech now totals 54% post-raise.

c.	On March 22, 2023, Saffron Tech, announced it has been awarded a $1 million grant from the Israeli Innovation Authority. The new grant will allow Saffron Tech to accelerate its R&D program building on its groundbreaking development of the protocols for growing saffron using vertical farming technology. The funds will be allocated to enable the company to expand its facilities, allowing it to grow more saffron for commercial use.

d.	On February 14, 2023, the Company signed an agreement with the (i) February 2019 Lender, (ii) the October 2019 Lender and (iii) the August 2020 lender pursuant to which the lender agreed to accept a full and final payment of the outstanding convertible loans in return for $750,000, of which the Company has already paid $200,000. The lender will hold the Company's shares in Saffron Tech as security until such time that the convertible loans have been extinguished.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of our Annual Report on Form 10-K, an evaluation was carried out by management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act) as of December 31, 2022. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

During evaluation of disclosure controls and procedures as of December 31, 2022, conducted as part of our annual audit and preparation of our annual financial statements, management conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures and concluded that our disclosure controls and procedures were not effective.

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

In order to ensure that our internal control over financial reporting is effective, management regularly assesses controls and did so most recently for its financial reporting as of December 31, 2022.

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

As a result of the management evaluation of company internal control over financial reporting described above, the Company’s management has concluded that, as of December 31, 2022, the Company’s internal control over financial reporting was not based on the criteria in Internal Control – Integrated Framework issued by COSO.

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

Changes in Internal Control Over Financial Reporting

As of the end of the period covered by this report, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the year ended December 31, 2022, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Name	Age	Title
Shmuel Yannay	45	Director
Avraham Stern	50	Director
Gadi Levin	50	Chief Financial Officer
Tal Wilk-Glazer	49	Chief Executive Officer

Shmuel Yannay, 45, is a licensed attorney (Israel) with broad managerial experience and has served as an Israeli investment banker and the managing partner or Axey Capital, a family office specialized in funding public companies around the globe. Shmuel has a proven track record in corporate equities, finance, capital markets, mergers & acquisitions, and start-up entrepreneurships. Shmuel holds a BA in Economics and an LL.B. degree in Law from Hebrew University in Jerusalem.

Avi Stern, 50, currently serves as the Vice President of Finance at Wix.com, a leading cloud-based website development platform with millions of users worldwide. Prior to his role as Vice President of Finance at Wix.com, Stern served in several public and private companies in executive finance roles.

Gadi Levin, 50, Chief Financial Officer and Secretary, was appointed Chief Financial Officer and Secretary of the Company on February 1, 2016. Mr. Levin has also served as Chief Financial Officer and Director of Vaxil Bio Ltd since March 1, 2016 Mr. Levin has also serves as the Finance Director of Eco (Atlantic) Oil & Gas Ltd. since December 1, 2016. Mr. Levin has over 15 years of experience working with public US, Canadian and multi-jurisdictional public companies. Previously, Mr. Levin served as Chief Financial Officer of DarioHeath Corp from November 2013 through January 2015. Mr. Levin also served as the Vice President of Finance and Chief Financial Officer for two Israeli investment firms specializing in private equity, hedge funds and real estate. Mr. Levin began his CPA career at the accounting firm Arthur Andersen, where he worked for nine years, specializing in U.S. listed companies involved in IPOs. Mr. Levin has a Bachelor of Commerce degree in Accounting and Information Systems from the University of the Cape Town, South Africa, and a post graduate diploma in Accounting from the University of South Africa. He received his Chartered Accountant designation in South Africa and has an MBA from Bar Ilan University in Israel.

Tal Wilk-Glazer, 49, became CEO of Sativus Tech’s subsidiary, Saffron Tech, in December 2021. In that short amount of time, she successfully established the company’s first operating R&D facility in southern Israel. On April 4, 2022, the Company announced the appointment of Mrs. Tal Wilk-Glazer to its Board of Directors and as CEO of the Company.

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

Committees of the Board

All proceedings of the board of directors for the fiscal year ended December 31, 2022, were conducted by resolutions consented to in writing by our board of directors and filed with the minutes of the proceedings of our board of directors. Our company currently does not have nominating, compensation or audit committees or committees performing similar functions nor does our company have a written nominating, compensation or audit committee charter. Our board of directors does not believe that it is necessary to have such committees because it believes that the functions of such committees can be adequately performed by the board of directors.

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

Item 11. Executive Compensation.

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table presents summary information regarding the total compensation awarded to, earned by, or paid to each of the named executive officers for services rendered:

						Stock	All Other
Name and Principal Position	Year	Salary		Bonus		Awards	Compensation		Total

David Freidenberg, CEO(1)	2021		$123		$27	504		$-		$654
	2022	$	NA	$	NA	NA	$	NA	$	NA

Gadi Levin, CFO(2), CEO(3)	2021		$42		$10	19		$-		$71
	2022		$72		$-	25		$-		$97

Tal Wilk-Glazer, CEO(4)	2021	$	NA	$	NA	NA	$	NA	$	NA
	2022		$175		$-	271		$-		$446

(1)	As of December 24, 2020 and through to November 1, 2021.

(2)	As of September 1, 2020

(3)	As of November 1, 2021 through to April 6, 2022

(4)	As of April 6, 2022

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

As of December 31, 2022, we had 4,215,571 shares of common stock outstanding which was held by 87 shareholders. The chart below sets forth the ownership, or claimed ownership, of certain individuals and entities. This chart discloses those persons known by the board of directors to have, or claim to have, beneficial ownership of more than 5% of the outstanding shares of our common stock as of December 31, 2022; of all directors and executive officers of SATIVUS TECH CORP; and of our directors and officers as a group.

Name	Number of Shares (1)	% Ownership
Shmuel Yannay (2)	157,642	3.74%
Gadi Levin	-	-
Tal Wilk-Glazer	-	-
Avi Stern	7,500	0.18%
All officers and directors	165,142	3.92%
Nir Margalit	352,175	8.35%

(1)	The percent of common stock owned is calculated using the sum of the number of shares of common stock owned divided by the total number of common stock outstanding as of December 31, 2022.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The Company has no business relations or activity with any affiliates.

Item 14. Principal Accounting Fees and Services.

The following table indicates the fees paid by us for services performed for the:

	Year Ended December 31, 2022	Year Ended December 31, 2021
Auditing fees	$31 ,000	$50,000

Total	$31,000	$50,000

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following exhibits are incorporated into this Form 10-K Annual Report:

Exhibit Number	Description
31.1*	Rule 13a-14(a) Certification of the Chief Executive Officer
31.2*	Rule 13a-14(a) Certification of the Chief Financial Officer
32.1*	Section 1350 Certification of Chief Executive Officer
32.2*	Section 1350 Certification of Chief Financial Officer
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed along with this document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sativus Tech Corp.

Date: March 31, 2023	By:	/s/ Tal Wilk-Glazer
Tal Wilk-Glazer
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: March 31, 2023	By:	/s/ Gadi Levin
Gadi Levin
	Title:	Chief Financial Officer (Principal Financial Officer)