Form 10-Q
period 2023-03-31
SATIVUS TECH CORP.
filed 2023-05-15
CIK 1661600

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended March 31, 2023

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period from                to               .

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

As of May 15, 2023, the registrant had 4,215,571 shares of its Common Stock, $0.001 par value, outstanding.

When used in this quarterly report, the terms “Sativus Tech Corp.” “the Company,” “we,” “our,” and “us” refer to Sativus Tech Corp.

i

PART I. Financial Information

SATIVUS TECH CORP.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of March 31, 2023

SATIVUS TECH CORP.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2023

IN THOUSANDS OF U.S. DOLLARS

- - - - - - - - - - - -

SATIVUS TECH CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands, except share and per share data

	March 31,	December 31,
	2023	2022
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,400	$810
Restricted cash	6	6
Other current assets	75	85
Total current assets	1,481	901

NON-CURRENT ASSETS
Right-of-use asset	26	30
Property and equipment, net	239	219
Total non-current assets	265	249

Total assets	$1,746	$1,150

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES

Accounts payables	42	55
Loans	-	114
Other current liabilities	74	160
Convertible loans	1,952	2,031
Fair value of convertible component in convertible loans	1,185	1,327
Short term lease liability	30	32
Total Liabilities	3,283	3,719

SHAREHOLDER’S DEFICIT
Ordinary shares of $0.0001 par value
Authorized: 500,000,000 shares at March 31, 2023 and December 31, 2022; Issued and Outstanding: 4,215,571 and 4,215,571 shares at March 31, 2023 and December 31, 2022, respectively	4	4
Additional Paid in capital	20,583	19,756
Accumulated deficit	(22,790)	(22,604)
	(2,203)	(2,844)
Non-controlling interests	666	275
Total shareholders’ deficit	(1,537)	(2,569)

Total liabilities and shareholders’ deficit	$1,746	$1,150

The accompanying notes are an integral part of these condensed consolidated financial statements.

SATIVUS TECH CORP.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

U.S. dollars in thousands, except share and per share data

	Three months ended March 31,
	2023	2022
Operating expenses:

Research and development	$(233)	$(65)

General and administrative	(160)	(92)
Operating loss	(393)	(157)

Financial income (expenses), net	77	578

Net income (loss)	$(316)	$421

Non-controlling interests	130	27
Net income (loss) attributable to equity holders of the Company	(186)	448

Basic and diluted net income (loss) per share attributable to equity holders of the Company	$(0.04)	$0.11
Weighted average number of ordinary shares used in computing basic and diluted loss per share	4,215,571	4,194,385

The accompanying notes are an integral part of these condensed consolidated financial statements.

SATIVUS TECH CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

U.S. dollars in thousands, except share and per share data

			Additional		Total	Non-
	Ordinary shares		Paid in	Accumulated	Shareholders’	controlling
	Number	Amount	capital	Deficit	Deficiency	interests	Total
Balance as of January 1, 2022	4,194,385	$4	$18,595	$(21,077)	$(2,478)	$106	$(2,372)
Share based compensation to non-controlling parties	-	-	117	-	117	30	147
Share Based Compensation to employees and non-employees	-	-	40	-	40	-	40
Cancellation of share options in subsidiary	-	-	(168)	-	(168)	(43)	(211)

Net income	-	-	-	448	448	(27)	421
Balance as of March 31, 2022 (Unaudited)	4,194,385	$3	$18,584	$(20,629)	$(2,041)	$66	$(1,975)

			Additional		Total	Non-
	Ordinary shares		Paid in	Accumulated	Shareholders’	controlling
	Number	Amount	capital	Deficit	Deficiency	interests	Total
Balance as of January 1, 2023	4,215,571	$4	$19,756	$(22,604)	$(2,844)	$275	$(2,569)
Share based compensation to non-controlling parties	-	-	25	-	25	14	39
Share Based Compensation to employees and non-employees	-	-	35	-	35	-	35
Transactions with non-controlling parties	-	-	767	-	767	507	1,274

Net income	-	-	-	(186)	(186)	(130)	(316)
Balance as of March 31, 2023 (Unaudited)	4,215,571	$4	$20,583	$(22,790)	$(2,203)	$666	$(1,537)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SATIVUS TECH CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

U.S. dollars in thousands

	Three months ended
	March 31,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$(316)	$421
Adjustments to reconcile loss to net cash used in operating activities:
Depreciation and amortization	10	6
Share based compensation expenses to employees and non-employees	74	(24)
Financial expenses related to convertible loans and warrants	45	(1,625)
Change in fair value of convertible component in convertible loans	(141)	1,034

Changes in assets and liabilities:
Decrease in other accounts receivable	10	(121)
Decrease in trade payables	(13)	17
Increase (decrease) in other accounts payables	(86)	32
Net cash used in operating activities	(417)	(260)

Cash flows from investing activities:
Purchase of property and equipment	(26)	(177)

Net cash used in investing activities	(26)	(177)

Cash flows from financing activities:
Repayment of loans	(114)	-
Lease payments	(5)	(8)
Repayment of convertible loans	(121)	(75)
Proceeds from issuance of shares to minority interests in subsidiary	1,273	-
Net cash provided (used) by financing activities	1,033	(83)

Increase (decrease) in cash and cash equivalents and restricted cash	590	(520)
Cash and cash equivalents and restricted cash at the beginning of the year	810	886
Cash and cash equivalents at the end of the period	$1,400	$366

Supplemental disclosures of cash flow information:
Cash paid for interest	$121	$75

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

b.	The Company has an accumulated deficit in the total amount of $22,790 as of March 31, 2023, the Company has negative operating cash flow in the total amount of $417 for the three months ended March 31, 2023, further losses are anticipated in the development of its business. Those factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due.

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

The consolidated financial statements for the three months ended March 31, 2023, do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from uncertainty related to the Company’s ability to continue as a going concern.

SATIVUS TECH CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
U.S. dollars in thousands

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation:

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary and were prepared in accordance with Generally Accepted Accounting Principles in the United States of America (“GAAP”)

All intercompany accounts and transactions have been eliminated in consolidation.

Unaudited Interim Financial Information

The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with GAAP and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from this report, as is permitted by such rules and regulations. Accordingly, these condensed consolidated financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2022, and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 31, 2023 (the “2022 Annual Report”). The results for any interim period are not necessarily indicative of results for any future period.

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments that are necessary to present fairly the Company’s financial position and results of operations for the interim periods presented. The results for the three months ended March 31, 2023, are not necessarily indicative of the results for the year ending December 31, 2023, or for any future period.

As of March 31, 2023, there have been no material changes in the Company’s significant accounting policies from those that were disclosed in the 2022 Annual Report.

SATIVUS TECH CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
U.S. dollars in thousands

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (cont.)

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

The Company’s financial assets and liabilities that are measured at fair value on a recurring basis by level within the fair value hierarchy are as follows:

	Balance as of March 31, 2023
	Level 1	Level 2	Level 3	Total
Liabilities:
Fair Value of convertible component in convertible loan, net of discounts and debt issue costs	$-	$-	$1,185	$1,185

Total liabilities	$-	$-	$1,185	$1,185

	Balance as of December 31, 2022
	Level 1	Level 2	Level 3	Total
Liabilities:
Fair Value of convertible component in convertible loan, net of discounts and debt issue costs	$-	$-	$1,327	$1,327

Total liabilities	$-	$-	$1,327	$1,327

SATIVUS TECH CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
U.S. dollars in thousands

NOTE 3:-	CONVERTIBLE LOANS

a.	On February 21, 2019, the Company received a convertible loan from third party (“February 2019 Lender”), with a two-year term, in the principal amount of $550, which bears 10% annual interest rate (“February 2019 Loan”).

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

The fair value of the conversion feature (hereafter “Convertible Component”) in the amount of $316 was estimated using the Monte Carlo Simulation Model to compute the Convertible Component’s fair value. The assumptions used to perform the Monte-Carlo simulation model below:

March 31, 2023
Share price	$0.23
Dividend yield	0%
Risk-free interest rate	4.85%
Expected term (in years)	0.25
Volatility	195.66%

The February 2019 Loan is included in the convertible loans in current liabilities as of March 31, 2023, in the amount of $339, and $332 as of December 31, 2022.

During the three months ended March 31, 2023, the Company recorded financial income related to February 2019 Loan in the amount of $3, and financial income in the amount of $111 in the three months ended March 31, 2022.

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

The fair value of the conversion feature (hereafter “Convertible Component”) in the amount of $666 was estimated using the Monte Carlo Simulation Model to compute the Convertible Component’s fair value. The assumptions used to perform the Monte-Carlo simulation model below:

The Company estimated the fair value of BCF using the Monte Carlo option pricing model using the following weighted average assumptions:

March 31, 2022
Share price	$0.23
Dividend yield	0%
Risk-free interest rate	4.85%
Expected term (in years)	0.25
Volatility	195.66%

The October 2019 Loan is included in the convertible loans in current liabilities as of March 31, 2023, in the amount of $1,231, and $778 as of December 31, 2022.

During the three months ended March 31, 2023, the Company recorded financial income related to October 2019 Loan in the amount of $39, and financial income in the amount of $584 in the three months ended March 31, 2022.

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

The Company used an independent appraiser to estimate the fair value of BCF which used the Monte Carlo option pricing model using the following weighted average assumptions:

	August 7, 2020	December 31, 2022	March 31, 2023
Share price	$0.80	$0.50	$0.23
Dividend yield	0	0	0%
Risk-free interest rate	0.13%	4.76%	4.85%
Expected term (in years)	2	0.50	0.25
Volatility	163.31%	205.90%	195.66%

The August 2020 Loan is included in the convertible loans in short term liabilities as of March 31, 2023 in the amount of $254, and $249 as of December 31, 2022.

During the three months ended March 31, 2023, the Company recorded financial income related to August 2020 Loan in the amount of $30, and interest and financial expenses in the amount of $30 in the three months ended March 31, 2022.

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

The Company accounted for the director’s loan in accordance with ASC 470-20, Debt with conversion and other Options. The combined intrinsic value of the BCF for the August 2020 Loan was calculated and valued at $129 as of July 31, 2020, and the Company allocated $129 to the BCF as a liability. As of March 31, 2023, the BCF was revalued at $59 ($88 as of December 31, 2022).

The Company estimated the fair value of BCF using the Monte Carlo option pricing model using the following weighted average assumptions:

	July 31, 2020	December 31, 2022	March 31, 2023
Share price	$0.86	$0.50	$0.23
Dividend yield	0	0	0%
Risk-free interest rate	0.11	4.76%	4.85%
Expected term (in years)	2	0.50	0.25
Volatility	164.04%	205.90%	195.66%

During the three months ended March 31, 2023, the Company recorded financial income related to Director Loan in the amount of $27, and interest and financial expenses in the amount of $15 in the three months ended March 31, 2022.

SATIVUS TECH CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
U.S. dollars in thousands

NOTE 4:-	RELATED PARTIES

The following transactions arose with related parties:

	Three months ended March 31, 2023				Amounts owing
	Directors Fees	Consulting Fees / Salaries	Share based awards	Total	by (to) as of March 31, 2023
Director and CEO	$-	$30	$-	$30	$-
CFO	-	18	-	18	(5)
Company controlled by CFO	-	13	-	13	-
Directors	-	55	-	55	(103)
	$-	$116	$-	$116	$(108)

	Three months ended March 31, 2022					Amounts owing
	Directors Fees	Consulting Fees / Salaries	Share based awards		Total	by (to) as of March 31, 2022
Director and CEO	$-	$30	$		$30	$-
CFO	-	18			18	(8)
Company controlled by CFO	-	13		-	13	-
Directors	-	2		-	2	(117)
	$-	$63	$		$63	$(125)

NOTE 5:-	SHAREHOLDERS’ DEFICIT

a.	As of March 31, 2023 and December 31, 2022, the Company’s share capital is composed as follows:

	March 31, 2023		December 31, 2022
	Authorized	Issued and outstanding	Issued and outstanding	Issued and outstanding
	Number of shares
Shares of common stock of $0.0001 par value each “Shares”	500,000,000	4,215,571	500,000,000	4,215,571

b.	Warrants

A summary of warrant activity during the three months period ended March 31, 2023, and year ended December 31, 2022 is as follows:

	Number	Average exercise price
Warrants outstanding at January 1, 2022	198,750	$5.40
Granted	-	-
Exercised	-	-
Forfeited/Cancelled	(13,750)	2.00
Forfeited/Cancelled	(66,000)	1.50
Warrants outstanding at December 31, 2022	119,000	$5.88
Expired	-	-
Exercised	-	-
Forfeited/Cancelled	-	-
Warrants outstanding at March 31, 2023	119,000	$5.88

SATIVUS TECH CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
U.S. dollars in thousands

NOTE 5:-	SHAREHOLDERS’ DEFICIT (cont.)

The following warrants are outstanding as of December 31, 2022:

Issuance date	Warrants outstanding	Exercise price per warrant	Warrants outstanding and exercisable	Expiry date
October 15, 2019	44,000	$12.50	44,000	October 15, 2024
August 7, 2020	50,000	$2.00	50,000	August 7, 2025
August 11, 2020	25,000	$2.00	25,000	August 11, 2025
	119,000		119,000

The following warrants and are outstanding as of March 31, 2023:

Issuance date	Warrants outstanding	Exercise price per warrant	Warrants outstanding and exercisable	Expiry date
October 15, 2019	44,000	$12.50	44,000	October 15, 2024
August 7, 2020	50,000	$2.00	50,000	August 7, 2025
August 11, 2020	25,000	$2.00	25,000	August 11, 2025
	119,000		119,000

c.	Share option plans:

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

(i) A summary of employee share options activity during the three-month period ended March 31, 2023, and for the year ended December 31, 2022, is as follows:

	Number	Average weighted exercise price
Options outstanding at January 1, 2022	195,000	$0.63
Granted	45,000	1.00
Exercised	-	-
Forfeited	-	-
Options outstanding at December 31, 2022	240,000	$0.70
Granted	-	-
Exercised	-	-
Forfeited	-	-
Options outstanding at March 31, 2023	240,000	$0.70

Options exercisable at March 31, 2023	215,000	$0.72

SATIVUS TECH CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
U.S. dollars in thousands

NOTE 5:-	SHAREHOLDERS’ DEFICIT (cont.)

The following options are outstanding as of March 31, 2022:

Issuance date	Options outstanding	Exercise price per option	Options outstanding and exercisable	Expiry date
September 1, 2020	15,000	$0.70	12,500	September 1, 2025
October 13, 2020	50,000	$1.00	50,000	October 12, 2023
November 3, 2020	25,000	$1.00	25,000	October 25, 2025
November 3, 2020	25,000	$1.50	25,000	October 25, 2025
December 14, 2021	80,000	$0.01	68,750	December 14, 2026
November 15, 2022	45,000	$1.00	33,750	November 15, 2024
	240,000		215,000

d.	Restricted Share Units:

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

A summary of RSU activity during the three months ended March 31, 2023, and the year ended December 31, 2022 is as follows:

Number
RSU outstanding at January 1, 2022	196,000
Granted	370,000
Exercised	-
Forfeited	(30,000)
RSU outstanding at December 31, 2022	536,000
Granted	-
Exercised	-
Forfeited	-
RSU’s outstanding at March 31, 2022	536,000

SATIVUS TECH CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
U.S. dollars in thousands

NOTE 6:-	FINANCIAL INCOME (EXPENSES)

	Three months ended	Three months ended
	March 31,	March 31,
	2023	2022
Financial income (expense) related to interest and revaluation of convertible component in convertible loans	$80	$596
Financial expenses related to warrants	-	-
Foreign currency transactions and other	(3)	(18)
	$77	$578

NOTE 7:-	LIENS, COMMITMENTS

Saffron leases its facility on a lease that expires on September 11, 2024. Lease payments are approximately $2 per month ($23 annually).

Saffron Tech is committed to pay royalties to the IIA on the proceeds from sales of products resulting from research and development projects in which the IIA participates by way of grants. In the first 3 years of sales the Company shall pay 3% of the sales of the product which was developed under IIA research and development projects. In the fourth, fifth and sixth years of sales, the Company shall pay 4% of such sales and from the seventh year onwards the Company shall pay 5% of up to 100% of the amount of grants received plus interest at LIBOR. Saffron Tech was entitled to the grants only upon incurring research and development expenditures. There were no future performance obligations related to the grants received from the IIA. As of March 31, 2023, the contingent liabilities with respect to grants received from the IIA, subject to repayment under these royalty agreements on future sales is $Nil.

NOTE 8:-	SUBSEQUENT EVENTS

In accordance with ASC 855-10, Company management reviewed all material events through the date of this report and determined that there are no additional material subsequent events to report.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH OUR AUDITED FINANCIAL STATEMENTS AND THE RELATED NOTES THAT APPEAR ELSEWHERE IN THIS QUARTERLY REPORT ON FORM 10-Q AND THE FINANCIAL STATEMENTS AND RELATED NOTES THERETO FOR THE FISCAL YEAR ENDED DECEMBER 31, 2022 AND THE RELATED MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, BOTH OF WHICH ARE CONTAINED IN OUR ANNUAL REPORT ON FORM 10-K FILED WITH THE SECURITIES AND EXCHANGE COMMISSION (THE “SEC”), ON MARCH 31, 2023. PAST OPERATING RESULTS ARE NOT NECESSARILY INDICATIVE OF RESULTS THAT MAY OCCUR IN FUTURE PERIODS. THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT REFLECT OUR PLANS, ESTIMATES AND BELIEFS. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE THOSE DISCUSSED BELOW AND ELSEWHERE IN THIS QUARTERLY REPORT.

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

These unaudited condensed financial statements should be read in conjunction with our December 31, 2022, annual financial statements included in our Form 10-K, filed with the SEC on March 31, 2023.

Going Concern

Due to the uncertainty of our ability to meet our current operating and capital expenses, our independent auditors included an explanatory paragraph in their report on the condensed consolidated financial statements for the three months ended March 31, 2023, regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

Results of Operations

Three months ended March 31, 2023 compared to the three months ended March 31, 2022

Operating Expenses

Research and development expenses for the three months ended March 31, 2023, were $233 thousand compared to $65 thousand for the same period in 2022. Gross research and development expenses in 2022 were $287 thousand, offset by the cancellation of share-based expenses from previous years in the amount of $105 thousand and amounts received in respect of participation in expenses by the Israeli Innovation Authority in the amount of $117 which reduced total research and development expenses for the three months ended March 31, 2022, to $65 thousand.

General and administrative (“G&A”) expenses for the three months ended March 31, 2023, were $160 thousand compared to $92 thousand for the same period in 2022. Gross general and administrative expenses in 2022 were $198 thousand, offset by the cancellation of share-based expenses from previous year in the amount of $106 thousand which reduced total general and administrative expenses for the three months ended March 31, 2022, to $92 thousand.

Total financial income for the three months ended March 31, 2023, was $77 compared to $578 thousand for the same period in 2022. Financial income is due to financial gains related to revaluations of convertible component in convertible loans.

Liquidity and Capital Resources

Overview

Since inception on January 16, 2015, the Company has a cumulative deficit of $22,790 thousand and a working capital deficit of $1,802 thousand as of March 31, 2023. Our future growth is dependent upon achieving further purchase orders and execution, management of operating expenses and ability of the Company to obtain the necessary financing to fund future obligations, and upon profitable operations.

Historically, we have financed our cash flow and operations from the initial contribution of our majority shareholder and by raising equity and convertible loans.

As of March 31, 2023, we had current assets of $1,481 thousand consisting of $1,400 thousand in cash and cash equivalents, $6 thousand in restricted cash and $75 thousand in other current assets.

We had $3,283 thousand in current liabilities consisting of $74 thousand in other current liabilities, $1,952 thousand in Convertible loans, $1,185 thousand in convertible component, $30 thousand in short-term lease liability and $42 thousand accounts payables.

As of December 31, 2022, we had current assets of $901 thousand consisting of $810 thousand in cash and cash equivalents, $6 thousand in restricted cash and $85 thousand in prepaid expenses and other receivables. We had $3,719 thousand in current liabilities, which consisted of $55 thousand in accounts payable, $114 thousand loans, $160 thousand other accounts payable, $2,031 thousand Convertible loans, $1,327 thousand in BCF liability, and $32 thousand in short term lease liability

We had a negative working capital of $1,802 thousand and $2,818 thousand as of March 31, 2023, and December 31, 2022, respectively.

Our Current liabilities as of March 31, 2023, were $3,283 thousand compared to $3,719 thousand as of December 31, 2022.

During the three months ended March 31, 2023, we had negative cash flow from operations of $417 thousand which was mainly the result of a net loss of $316 thousand, and financial gains from revaluations of convertible component in convertible loans in the amount of $141 thousand.

During the three months ended March 31, 2023, we had negative cash flow from investing activities of $26 thousand compared to a negative cash flow from investing activities of $177 thousand during the three months ended March 31, 2022.

During the three months ended March 31, 2023, we had a positive cash flow from financing activities of $1,033 thousand compared to a negative cash flow from financing activities during the three months ended March 31, 2021. Cash flow from financing activities in the three months ended March 31, 2023, was a result of issuance of shares to minority interests in a subsidiary in the amount of $1,273 thousand, offset by repayment of loans and convertible loans in the amount of $235 thousand.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act of 1934, as amended (the “Exchange Act”) and are not required to provide the information required under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of our Quarterly Report on Form 10-Q, an evaluation was carried out by management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of March 31, 2023. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

During evaluation of disclosure controls and procedures as of March 31, 2023, conducted as part of our preparation of the quarterly unaudited condensed financial statements, management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures and concluded that our disclosure controls and procedures were not effective.

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

Dated: May 15, 2023	By:	/s/ Tal Wilk-Glazer
Tal Wilk-Glazer
Chief Executive Officer
SATIVUS TECH CORP.