Form 10-Q
period 2023-06-30
SATIVUS TECH CORP.
filed 2023-08-10
CIK 1661600

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended June 30, 2023

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

As of August 10, 2023, the registrant had 4,215,571 shares of its Common Stock, $0.001 par value, outstanding.

When used in this quarterly report, the terms “Sativus Tech Corp.” “the Company,” “we,” “our,” and “us” refer to Sativus Tech Corp.

i

PART I. Financial Information

SATIVUS TECH CORP.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of June 30, 2023

SATIVUS TECH CORP.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2023

IN THOUSANDS OF U.S. DOLLARS

- - - - - - - - - - - -

SATIVUS TECH CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands, except share and per share data

	June 30,	December 31,
	2023	2022
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$642	$810
Short-term deposits	801	6
Other current assets	49	85
Total current assets	1,492	901

NON-CURRENT ASSETS
Right-of-use asset	22	30
Property and equipment, net	247	219
Total non-current assets	269	249

Total assets	$1,761	$1,150

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES

Accounts payables	36	55
Loans	-	114
Other current liabilities	120	160
Convertible loans	1,995	2,031
Fair value of convertible component in convertible loans	2,073	1,327
Short term lease liability	27	32
Total Liabilities	4,251	3,719

SHAREHOLDER’S DEFICIT
Ordinary shares of $0.0001 par value
Authorized: 500,000,000 shares at June 30, 2023 and December 31, 2022; Issued and Outstanding: 4,215,571 and 4,215,571 shares at June 30, 2023 and December 31, 2022, respectively	4	4
Additional Paid in capital	20,625	19,756
Accumulated deficit	(23,786)	(22,604)
	(3,157)	(2,844)
Non-controlling interests	667	275
Total shareholders’ deficit	(2,490)	(2,569)

Total liabilities and shareholders’ deficit	$1,761	$1,150

The accompanying notes are an integral part of these condensed consolidated financial statements.

SATIVUS TECH CORP.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

U.S. dollars in thousands, except share and per share data

	Three months ended		Six months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Operating expenses:
Research and development	$93	$(211)	$(140)	$(276)

Selling and marketing	-	-	-	-

General and administrative	(146)	(209)	(305)	(301)

Operating loss	(53)	(420)	(445)	(577)

Financial income (expenses), net	(947)	(260)	(871)	318

Net loss	$(1,000)	(680)	$(1,316)	$(259)

Non-controlling interests	(4)	(68)	(134)	(95)
Net loss attributable to equity holders of the Company	(996)	(612)	(1,182)	(164)

Basic and diluted net loss per share	$(0.24)	(0.15)	$(0.28)	$(0.04)

Weighted average number of Ordinary shares used in computing basic and diluted loss per share	4,215,571	4,194,385	4,215,571	4,194,385

The accompanying notes are an integral part of these condensed consolidated financial statements.

SATIVUS TECH CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

U.S. dollars in thousands, except share and per share data

	Ordinary shares		Additional Paid in	Accumulated	Total Shareholders’	Non- controlling
	Number	Amount	capital	Deficit	Deficiency	interests	Total
Balance as of January 1, 2022	4,194,385	$4	$18,595	$(21,077)	$(2,478)	$106	$(2,372)
Share based compensation to non-controlling parties	-	-	117	-	117	30	147
Share Based Compensation to employees and non-employees	-	-	40	-	40	-	40
Cancellation of share options in subsidiary	-	-	(168)	-	(168)	(43)	(211)

Net income (loss)	-	-	-	448	448	(27)	421
Balance as of March 31, 2022 (Unaudited)	4,194,385	$4	$18,584	$(20,629)	$(2,041)	$66	$(1,975)
Share based compensation to non-controlling parties	-	-	101	-	101	26	127
Share Based Compensation to employees and non-employees	-	-	35	-	35	-	35
Net income (loss)	-	-	-	(612)	(612)	(68)	(680)
Balance as of June 30, 2022 (Unaudited)	4,194,385	$4	$18,720	$(21,241)	$(2,517)	$24	$(2,493)

	Ordinary shares		Additional Paid in	Accumulated	Total Shareholders’	Non- controlling
	Number	Amount	capital	Deficit	Deficiency	interests	Total
Balance as of January 1, 2023	4,215,571	$4	$19,756	$(22,604)	$(2,844)	$275	$(2,569)
Share based compensation to non-controlling parties	-	-	25	-	25	14	39
Share Based Compensation to employees and non-employees	-	-	35	-	35	-	35
Transactions with non-controlling parties	-	-	767	-	767	507	1,274

Net income (loss)	-	-	-	(186)	(186)	(130)	(316)
Balance as of March 31, 2023 (Unaudited)	4,215,571	$4	$20,583	$(22,790)	$(2,203)	$666	$(1,537)
Share based compensation to non-controlling parties	-	-	15	-	15	11	26
Share Based Compensation to employees and non-employees	-	-	35	-	35	-	35
Cancellation of share options in subsidiary	-	-	(8)	-	(8)	(6)	(14)
Net loss	-	-	-	(996)	(996)	(4)	(1,000)
Balance as of June 30, 2023 (Unaudited)	4,215,571	$4	$20,625	$(23,786)	$(3,157)	$667	$(2,490)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SATIVUS TECH CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

U.S. dollars in thousands

	Six months ended
	June,
	2023	2022
Cash flows from operating activities:
Net loss	$(1,316)	$(259)
Adjustments to reconcile loss to net cash used in operating activities:
Depreciation and amortization	23	27
Share based compensation expenses to employees and non-employees	121	110
Financial expenses related to convertible loans and warrants	91	(1,290)
Change in fair value of convertible component in convertible loans	747	948

Changes in assets and liabilities:
Decrease in other accounts receivable	36	(30)
Increase in trade payables	(19)	34
Decrease in other current liabilities	(40)	(34)
Net cash used in operating activities	(357)	(494)

Cash flows from investing activities:
Decrease (Increase) in short-term deposits	(795)	9
Purchase of property and equipment	(44)	(199)
Net cash used in investing activities	(839)	(190)

Cash flows from financing activities:
Proceeds from convertible loans	-	50
Lease payments	(10)	(15)
Repayment of convertible loans	(121)	(75)
Repayment of short term loans	(114)	-
Proceeds from issuance of shares to minority interests in subsidiary	1,273	-
Net cash provided (used) by financing activities	1,028	(40)

Increase (decrease) in cash and cash equivalents	(168)	(724)
Cash and cash equivalents at the beginning of the year	810	866
Cash and cash equivalents at the end of the period	$642	$142

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$75
Conversion of convertible loans	$-	$-
Purchase of fixed assets by issuance of share capital	$-	$28

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

b.	The Company has an accumulated deficit in the total amount of $23,786 as of June 30, 2023, the Company has negative operating cash flow in the total amount of $357 for the six months ended June 30, 2023, further losses are anticipated in the development of its business. Those factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due.

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

The consolidated financial statements for the six months ended June 30, 2023, do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from uncertainty related to the Company’s ability to continue as a going concern.

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

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments that are necessary to present fairly the Company’s financial position and results of operations for the interim periods presented. The results for the three and six months ended June 30, 2023, are not necessarily indicative of the results for the year ending December 31, 2023, or for any future period.

As of June 30, 2023, there have been no material changes in the Company’s significant accounting policies from those that were disclosed in the 2022 Annual Report.

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

The Company’s financial assets and liabilities that are measured at fair value on a recurring basis by level within the fair value hierarchy are as follows:

	Balance as of June 30, 2023
	Level 1	Level 2	Level 3	Total
Liabilities:
Fair Value of convertible component in convertible loan, net of discounts and debt issue costs	$-	$-	$2,073	$2,073

Total liabilities	$-	$-	$2,073	$2,073

	Balance as of December 31, 2022
	Level 1	Level 2	Level 3	Total
Liabilities:
Fair Value of convertible component in convertible loan, net of discounts and debt issue costs	$-	$-	$1,327	$1,327

Total liabilities	$-	$-	$1,327	$1,327

SATIVUS TECH CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
U.S. dollars in thousands

NOTE 3:-	CONVERTIBLE LOANS

a.	On February 21, 2019, the Company received a convertible loan from third party (“February 2019 Lender”), with a two-year term, in the principal amount of $550, which bears 10% annual interest rate (“February 2019 Loan”).

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

On January 26, 2022, the Company paid accrued interest of the February 2019 Loan in the amount of $20, and the February 2019 Loan agreement was extended until December 31, 2022. On December 10, 2022, the February 2019 Loan agreement was extended until June 30, 2023. As of June 30, 2023, the Company has defaulted on the February 2019 Loan. On July 31, the February 2019 Loan agreement was extended until December 30, 2023.

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

The fair value of the conversion feature (hereafter “Convertible Component”) in the amount of $59 was calculated with the following parameters:

June 30, 2023
Share price	$0.327
80% of the lowest the volume-weighted average price	$0.156

The February 2019 Loan is included in the convertible loans in current liabilities as of June 30, 2023, in the amount of $347, and $332 as of December 31, 2022.

During the six months ended June 30, 2023, the Company recorded interest and financial expenses related to February 2019 Loan in the amount of $71, and financial income in the amount of $301 in the six months ended June 30, 2022.

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

On December 20, 2022, the Company paid accrued interest of the October 2019 Loan in the amount of $100, and the October 2019 Loan agreement was extended until June 30, 2023. As of June 30, 2023, the Company has defaulted on the October 2019 Loan. On July 31, the October 2019 Loan agreement was extended until December 30, 2023.

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

The fair value of the conversion feature (hereafter “Convertible Component”) in the amount of $210 was calculated with the following parameters:

June 30, 2023
Share price	$0.327
80% of the lowest the volume-weighted average price	$0.160

The October 2019 Loan is included in the convertible loans in current liabilities as of June 30, 2023, in the amount of $1,259, and $778 as of December 31, 2022.

During the six months ended June 30, 2023, the Company recorded interest and financial expenses related to October 2019 Loan in the amount of $678, and financial income in the amount of $1,101 in the six months ended June 30, 2022.

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

As of June 30, 2023, the Company has defaulted on the August 2020 Loan. On July 31, the August 2020 Loan agreement was extended until December 30, 2023.

The fair value of the conversion feature (hereafter “Convertible Component”) in the amount of $43 was calculated with the following parameters:

June 30, 2023
Share price	$0.327
80% of the lowest the volume-weighted average price	$0.160

The August 2020 Loan is included in the convertible loans in short term liabilities as of June 30, 2023 in the amount of $259, and $249 as of December 31, 2022.

During the six months ended June 30, 2023, the Company recorded interest and financial expenses related to August 2020 Loan in the amount of $130, and interest and financial expenses in the amount of $44 in the six months ended June 30, 2022.

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

The Company accounted for the director’s loan in accordance with ASC 470-20, Debt with conversion and other Options. The combined intrinsic value of the BCF for the August 2020 Loan was calculated and valued at $129 as of July 31, 2020, and the Company allocated $129 to the BCF as a liability. As of June 30, 2023, the BCF was revalued at $18 ($88 as of December 31, 2022).

The fair value of the conversion feature (hereafter “Convertible Component”) in the amount of $18 was calculated with the following parameters:

June 30, 2023
Share price	$0.327
80% of the lowest the volume-weighted average price	$0.160

During the six months ended June 30, 2023, the Company recorded interest and financial expenses related to Director Loan in the amount of $53, and interest and financial expenses in the amount of $18 in the six months ended June 30, 2022.

SATIVUS TECH CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
U.S. dollars in thousands

NOTE 4:-	RELATED PARTIES

The following transactions arose with related parties:

	Six months ended June 30, 2023				Amounts owing
	Directors Fees	Consulting Fees / Salaries	Interest	Total	by (to) as of June 30, 2023
Director and CEO	$-	$82	$-	$82	$(13)
CFO	-	36	-	36	(5)
Company controlled by CFO	-	26	-	26	-
Directors	-	42	26	68	(112)
	$-	$186	$26	$212	$(130)

	Six months ended June 30, 2022					Amounts owing
	Directors Fees	Consulting Fees / Salaries	Interest		Total	by (to) as of June 30, 2022
Director and CEO	$-	$59	$		$59	$-
CFO	-	36			36	(18)
Company controlled by CFO	-	26		-	26	-
Directors	-	-		5	5	(115)
	$-	$121		$5	$126	$(133)

NOTE 5:-	SHAREHOLDERS’ DEFICIT

a.	As of June 30, 2023 and December 31, 2022, the Company’s share capital is composed as follows:

	June 30, 2023		December 31, 2022
	Authorized	Issued and outstanding	Issued and outstanding	Issued and outstanding
	Number of shares
Shares of common stock of $0.0001 par value each “Shares”	500,000,000	4,215,571	500,000,000	4,215,571

b.	Warrants

A summary of warrant activity during the six months period ended June 30, 2023, and year ended December 31, 2022 is as follows:

	Number	Average exercise price
Warrants outstanding at January 1, 2022	198,750	$5.40
Granted	-	-
Exercised	-	-
Forfeited/Cancelled	(13,750)	2.00
Forfeited/Cancelled	(66,000)	1.50
Warrants outstanding at December 31, 2022	119,000	$5.88
Expired	-	-
Exercised	-	-
Forfeited/Cancelled	-	-
Warrants outstanding at June 30, 2023	119,000	$5.88

SATIVUS TECH CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
U.S. dollars in thousands

NOTE 5:-	SHAREHOLDERS’ DEFICIT (cont.)

The following warrants are outstanding as of December 31, 2022:

Issuance date	Warrants outstanding	Exercise price per warrant	Warrants outstanding and exercisable	Expiry date
October 15, 2019	44,000	$12.50	44,000	October 15, 2024
August 7, 2020	50,000	$2.00	50,000	August 7, 2025
August 11, 2020	25,000	$2.00	25,000	August 11, 2025
	119,000		119,000

The following warrants and are outstanding as of June 30, 2023:

Issuance date	Warrants outstanding	Exercise price per warrant	Warrants outstanding and exercisable	Expiry date
October 15, 2019	44,000	$12.50	44,000	October 15, 2024
August 7, 2020	50,000	$2.00	50,000	August 7, 2025
August 11, 2020	25,000	$2.00	25,000	August 11, 2025
	119,000		119,000

c.	Share option plans:

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

(i)	A summary of employee share options activity during the six-month period ended June 30, 2023, and for the year ended December 31, 2022, is as follows:

	Number	Average weighted exercise price
Options outstanding at January 1, 2022	195,000	$0.63
Granted	45,000	1.00
Exercised	-	-
Forfeited	-	-
Options outstanding at December 31, 2022	240,000	$0.70
Granted	-	-
Exercised	-	-
Forfeited	-	-
Options outstanding at June 30, 2023	240,000	$0.70

Options exercisable at June 30, 2023	223,750	$0.72

SATIVUS TECH CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
U.S. dollars in thousands

NOTE 5:-	SHAREHOLDERS’ DEFICIT (cont.)

The following options are outstanding as of June 30, 2022:

Issuance date	Options outstanding	Exercise price per option	Options outstanding and exercisable	Expiry date
September 1, 2020	15,000	$0.70	13,750	September 1, 2025
October 13, 2020	50,000	$1.00	50,000	October 12, 2023
November 3, 2020	25,000	$1.00	25,000	October 25, 2025
November 3, 2020	25,000	$1.50	25,000	October 25, 2025
December 14, 2021	80,000	$0.01	72,500	December 14, 2026
November 15, 2022	45,000	$1.00	37,500	November 15, 2024
	240,000		223,750

d.	Restricted Share Units:

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

A summary of RSU activity during the six months ended June 30, 2023, and the year ended December 31, 2022 is as follows:

Number
RSU outstanding at January 1, 2022	196,000
Granted	370,000
Exercised	-
Forfeited	(30,000)
RSU outstanding at December 31, 2022	536,000
Granted	-
Exercised	-
Forfeited	(5,000)
RSU’s outstanding at June 30, 2022	531,000

SATIVUS TECH CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
U.S. dollars in thousands

NOTE 6:-	FINANCIAL INCOME (EXPENSES)

	Three months ended		Six months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022

Financial income (expenses) related to interest and revaluation of convertible component in convertible loans	$(911)	$(250)	$(832)	$346

Financial expenses related to warrants	-	-	-	-

Foreign currency transactions and other	(36)	(10)	(39)	(28)

	(947)	(260)	(871)	318

NOTE 7:-	LIENS, COMMITMENTS

Saffron leases its facility on a lease that expires on September 11, 2024. Lease payments are approximately $2 per month ($23 annually).

Saffron Tech is committed to pay royalties to the IIA on the proceeds from sales of products resulting from research and development projects in which the IIA participates by way of grants. In the first 3 years of sales the Company shall pay 3% of the sales of the product which was developed under IIA research and development projects. In the fourth, fifth and sixth years of sales, the Company shall pay 4% of such sales and from the seventh year onwards the Company shall pay 5% of up to 100% of the amount of grants received plus interest at LIBOR. Saffron Tech was entitled to the grants only upon incurring research and development expenditures. There were no future performance obligations related to the grants received from the IIA. As of June 30, 2023, the contingent liabilities with respect to grants received from the IIA, subject to repayment under these royalty agreements on future sales is $Nil. As of June 30, 2023, Saffron Tech received a total of $395 from the IIA

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

On April 4, 2022, the Company announced that Mr. Moshe Bar Siman Tov and Mrs. Iris Tova Ginsburg have resigned from the Board of Directors of the Company, and immediately appointed Mrs. Tal Wilk-Glazer to its Board of Directors and as CEO of the Company.

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

On March 1, 2023, Saffron Tech entered into an investment agreement with Korean-based company, Dreamtech Co Ltd (“Dreamtech”), a leading provider and manufacturer of tech components for innovative products including advanced mobile and medical devices. Under this new agreement, Dreamtech will fund an initial investment of $1 million followed by an additional $1 million upon a successful cultivation of saffron in Korea. Saffron Tech aims to be the first company to create a large-scale production of saffron using vertical farming technology to meet the growing demand of the spice for use in beauty, wellness, and pharmaceutical applications. Sativus Tech’s interest in Saffron Tech now totals 59% post-raise.

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

Going Concern

Due to the uncertainty of our ability to meet our current operating and capital expenses, our independent auditors included an explanatory paragraph in their report on the condensed consolidated financial statements for the six months ended June 30, 2023, regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

Results of Operations

Six months ended June 30, 2023 compared to the six months ended June 30, 2022

Operating Expenses

Research and development expenses for the six months ended June 30, 2023, were $140 thousand compared to $276 thousand for the same period in 2022. Gross research and development expenses were $535 thousand, offset by the amounts received in respect of participation in expenses by the Israeli Innovation Authority in the amount of $395 thousand (previous period – $117) which reduced total research and development expenses for the six months ended June 30, 2023, to $140 thousand.

General and administrative (“G&A”) expenses for the six months ended June 30, 2023, were $305 thousand compared to $301 thousand for the same period in 2022.

Total financial expenses for the six months ended June 30, 2023, were $871 compared to financial income in the amount of $318 thousand for the same period in 2022. Financial expenses and income are due mainly to financial gains or losses related to revaluations of convertible component in convertible loans.

Three months ended June 30, 2023 compared to the three months ended June 30, 2022

Operating Expenses

Research and development income for the three months ended June 30, 2023, was $93 thousand compared to expenses in the amount of $211 thousand for the same period in 2022. Gross research and development expenses in 2023 were $302 thousand, offset by the amounts received in respect of participation in expenses by the Israeli Innovation Authority in the amount of $395 which reduced total research and development expenses for the three months ended June 30, 2022, to income in the amount of $93 thousand.

General and administrative (“G&A”) expenses for the three months ended June 30, 2023, were $146 thousand compared to $209 thousand for the same period in 2022.

Total financial expenses for the three months ended June 30, 2023, were $947 compared to $260 thousand for the same period in 2022. Financial expenses are due mainly to financial losses related to revaluations of convertible component in convertible loans.

Liquidity and Capital Resources

Overview

Since inception on January 16, 2015, the Company has a cumulative deficit of $22,786 thousand and a working capital deficit of $2,759 thousand as of June 30, 2023. Our future growth is dependent upon achieving further purchase orders and execution, management of operating expenses and the ability of the Company to obtain the necessary financing to fund future obligations, and upon profitable operations.

Historically, we have financed our cash flow and operations from the initial contribution of our majority shareholder and by raising equity and convertible loans.

As of June 30, 2023, we had current assets of $1,492 thousand consisting of $642 thousand in cash and cash equivalents, $801 thousand in short-term deposits and $49 thousand in other current assets.

We had $4,251 thousand in current liabilities consisting of $120 thousand in other current liabilities, $1,995 thousand in Convertible loans, $2,073 thousand in convertible component, $27 thousand in short-term lease liability and $36 thousand accounts payables.

As of December 31, 2022, we had current assets of $901 thousand consisting of $810 thousand in cash and cash equivalents, $6 thousand in short-term deposits and $85 thousand in prepaid expenses and other receivables. We had $3,719 thousand in current liabilities, which consisted of $55 thousand in accounts payable, $114 thousand loans, $160 thousand other accounts payable, $2,031 thousand Convertible loans, $1,327 thousand in BCF liability, and $32 thousand in short term lease liability.

We had a negative working capital of $2,759 thousand and $2,818 thousand as of June 30, 2023, and December 31, 2022, respectively.

Our Current liabilities as of June 30, 2023, were $4,251 thousand compared to $3,719 thousand as of December 31, 2022.

During the six months ended June 30, 2023, we had negative cash flow from operations of $357 thousand which was mainly the result of a net loss of $1,316 thousand, offset by financial losses from revaluations of convertible component in convertible loans in the amount of $747 thousand.

During the six months ended June 30, 2023, we had negative cash flow from investing activities of $839 thousand compared to a negative cash flow from investing activities of $190 thousand during the six months ended June 30, 2022. The increase was mainly due to the increase in short term deposits in the amount of $795 thousand.

During the six months ended June 30, 2023, we had a positive cash flow from financing activities of $1,028 thousand compared to a negative cash flow from financing activities during the six months ended June 30, 2022. Cash flow from financing activities in the six months ended June 30, 2023, was a result of issuance of shares to minority interests in a subsidiary in the amount of $1,273 thousand, offset by repayment of loans and convertible loans in the amount of $235 thousand.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act of 1934, as amended (the “Exchange Act”) and are not required to provide the information required under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of our Quarterly Report on Form 10-Q, an evaluation was carried out by management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of June 30, 2023. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

During evaluation of disclosure controls and procedures as of June 30, 2023, conducted as part of our preparation of the quarterly unaudited condensed financial statements, management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures and concluded that our disclosure controls and procedures were not effective.

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

SATIVUS TECH CORP.

Dated: August 10, 2023	By:	/s/ Tal Wilk-Glazer
Tal Wilk-Glazer
Chief Executive Officer