Form 10-Q
period 2023-09-30
SATIVUS TECH CORP.
filed 2023-11-07
CIK 1661600

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2023

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period from ___________ to ___________.

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

As of November 7, 2023, the registrant had 4,215,571 shares of its Common Stock, $0.001 par value, outstanding.

When used in this quarterly report, the terms “Sativus Tech Corp.” “the Company,” “we,” “our,” and “us” refer to Sativus Tech Corp.

i

PART I. Financial Information

SATIVUS TECH CORP.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of September 30, 2023

SATIVUS TECH CORP.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2023

IN THOUSANDS OF U.S. DOLLARS

- - - - - - - - - - - -

SATIVUS TECH CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands, except share and per share data

	September 30,	December 31,
	2023	2022
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$425	$810
Short-term deposits	732	6
Other current assets	34	85
Total current assets	1,191	901

NON-CURRENT ASSETS
Right-of-use asset	19	30
Property and equipment, net	240	219
Total non-current assets	259	249

Total assets	$1,450	$1,150

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES

Accounts payables	10	55
Loans	-	114
Other current liabilities	119	160
Convertible loans	2,032	2,031
Fair value of convertible component in convertible loans	762	1,327
Short term lease liability	12	32
Total Liabilities	2,935	3,719

SHAREHOLDER’S DEFICIT
Ordinary shares of $0.0001 par value
Authorized: 500,000,000 shares at September 30, 2023 and December 31, 2022; Issued and Outstanding: 4,215,571 and 4,215,571 shares at September 30, 2023 and December 31, 2022, respectively	4	4
Additional Paid in capital	20,638	19,756
Accumulated deficit	(22,704)	(22,604)
	(2,062)	(2,844)
Non-controlling interests	577	275
Total shareholders’ deficit	(1,485)	(2,569)

Total liabilities and shareholders’ deficit	$1,450	$1,150

The accompanying notes are an integral part of these condensed consolidated financial statements.

SATIVUS TECH CORP.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

U.S. dollars in thousands, except share and per share data

	Three months ended		Nine months ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Operating expenses:
Research and development	$(161)	$(218)	$(301)	$(494)

Selling and marketing	-	-	-	-

General and administrative	(107)	(189)	(412)	(490)

Operating loss	(268)	(407)	(713)	(984)

Financial income (expenses), net	1,252	(435)	380	(117)

Net profit (loss)	$984	(842)	$(333)	$(1,101)

Non-controlling interests	(98)	(110)	(233)	(205)
Net loss attributable to equity holders of the Company	1,082	(732)	(100)	(896)

Basic net gain (loss) per share	$0.26	(0.17)	$(0.02)	$(0.21)

Diluted net gain (loss) per share	$0.22	(0.17)	$(0.02)	$(0.21)
Weighted average number of Ordinary shares used in computing basic loss per share	4,215,571	4,194,385	4,215,571	4,194,385

Weighted average number of Ordinary shares used in computing diluted loss per share	4,820,442	4,194,385	4,215,571	4,194,385

The accompanying notes are an integral part of these condensed consolidated financial statements.

SATIVUS TECH CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

U.S. dollars in thousands, except share and per share data

	Ordinary shares		Additional Paid in	Accumulated	Total Shareholders’	Non- controlling
	Number	Amount	capital	Deficit	Deficiency	interests	Total
Balance as of January 1, 2022	4,194,385	$4	$18,595	$(21,077)	$(2,478)	$106	$(2,372)
Share based compensation to non-controlling parties	-	-	117	-	117	30	147
Share Based Compensation to employees and non-employees	-	-	40	-	40	-	40
Cancellation of share options in subsidiary	-	-	(168)	-	(168)	(43)	(211)

Net income (loss)	-	-	-	448	448	(27)	421
Balance as of March 31, 2022 (Unaudited)	4,194,385	$4	$18,584	$(20,629)	$(2,041)	$66	$(1,975)
Share based compensation to non-controlling parties	-	-	101	-	101	26	127
Share Based Compensation to employees and non-employees	-	-	35	-	35	-	35
Net income (loss)	-	-	-	(612)	(612)	(68)	(680)
Balance as of June 30, 2022 (Unaudited)	4,194,385	$4	$18,720	$(21,241)	$(2,517)	$24	$(2,493)
Transactions with non-controlling parties	-	-	78	-	78	22	100
Share based compensation to non-controlling parties	-	-	39	-	39	11	50
Share Based Compensation to employees and non-employees	-	-	13	-	13	-	13
Net income (loss)	-	-	-	(732)	(732)	(110)	(842)
Balance as of September 30, 2022 (Unaudited)	4,194,385	4	18,850	(21,973)	(3,119)	(53)	(3,172)

	Ordinary shares		Additional Paid in	Accumulated	Total Shareholders’	Non- controlling
	Number	Amount	capital	Deficit	Deficiency	interests	Total
Balance as of January 1, 2023	4,215,571	$4	$19,756	$(22,604)	$(2,844)	$275	$(2,569)
Share based compensation to non-controlling parties	-	-	25	-	25	14	39
Share Based Compensation to employees and non-employees	-	-	35	-	35	-	35
Transactions with non-controlling parties	-	-	767	-	767	507	1,274

Net income (loss)	-	-	-	(186)	(186)	(130)	(316)
Balance as of March 31, 2023 (Unaudited)	4,215,571	$4	$20,583	$(22,790)	$(2,203)	$666	$(1,537)
Share based compensation to non-controlling parties	-	-	15	-	15	11	26
Share Based Compensation to employees and non-employees	-	-	35	-	35	-	35
Cancellation of share options in subsidiary	-	-	(8)	-	(8)	(6)	(14)
Net loss	-	-	-	(996)	(996)	(4)	(1,000)
Balance as of June 30, 2023 (Unaudited)	4,215,571	$4	$20,625	$(23,786)	$(3,157)	$667	$(2,490)
Share based compensation to non-controlling parties	-	-	11	-	11	8	19
Share Based Compensation to employees and non-employees	-	-	2	-	2	-	2
Net gain (loss)	-	-	-	1,082	1,082	(98)	984
Balance as of September 30, 2023 (Unaudited)	4,215,571	4	20,638	(22,704)	(2,062)	577	(1,485)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SATIVUS TECH CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

U.S. dollars in thousands

	Nine months ended
	September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(333)	$(1,101)
Adjustments to reconcile loss to net cash used in operating activities:
Depreciation and amortization	39	36
Share based compensation expenses to employees and non-employees	142	172
Financial expenses related to convertible loans and warrants	122	(980)
Change in fair value of convertible component in convertible loans	(565)	1,081

Changes in assets and liabilities:
Decrease in other accounts receivable	51	37
Increase in trade payables	(45)	21
Decrease in other current liabilities	(41)	1
Net cash used in operating activities	(630)	(733)

Cash flows from investing activities:
Decrease (Increase) in short-term deposits	(726)	9
Purchase of property and equipment	(48)	(199)
Net cash used in investing activities	(774)	(190)

Cash flows from financing activities:
Proceeds from convertible loans	-	239
Lease payments	(14)	(16)
Repayment of convertible loans	(126)	(75)
Repayment of short term loans	(114)	-
Proceeds from issuance of shares to minority interests in subsidiary	1,273	100
Net cash provided by financing activities	1,019	248

Decrease in cash and cash equivalents	(385)	(675)
Cash and cash equivalents at the beginning of the year	810	866
Cash and cash equivalents at the end of the period	$425	$191

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$75
Conversion of convertible loans	$-	$-
Purchase of fixed assets by issuance of share capital	$-	$28

The accompanying notes are an integral part of these condensed consolidated financial statements.

SATIVUS TECH CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands

NOTE 1:-	GENERAL

a.	SATIVUS TECH CORP. (formerly SEEDO CORP.) (the “Company”, “Our” or “We”) was formed on January 16, 2015, under the laws of the State of Delaware. Prior to July 2020, we were involved in producing a plant growing device managed and controlled by an artificial intelligent algorithm, allowing consumers to grow their own herbs and vegetables effortlessly from seed to plant, while providing optimal conditions to assure premium quality produce year-round. However, due to financial and operational difficulties and during 2020, we ceased these operations and on July 19, 2020, the Company formed a new wholly-owned subsidiary in Israel, Hachevra Legiduley Pkaot Beisrael Ltd. (the “New Subsidiary”), to develop a fully automated and remotely managed system for growing saffron and other vegetables. On November 5, 2020, the New Subsidiary changed its name to Saffron-Tech Ltd. (or “Saffron Tech”). As of the date of this report, and following various financings in Saffron Tech, the Company owns 59% of Saffron Tech.

The Company, through Saffron Tech, is focusing on its in-house research and development of agriculture technology products, among others, in the fields of exotic plants . Saffron Tech plans to roll out its proof of concept in the coming months. This technology will provide turnkey automated growing containers for high-quality, high-yield saffron all year round. The Company is in advanced stages of developing and testing a fully automated and remotely managed system for growing high-quality, high-yield saffron anywhere and anytime.

It is also environmentally friendly, using economic levels of water, space, fertilizer, and energy. Accounting to the Company’s calculations, we believe that the controlled indoor growing area will produce ten times more yield compared to the same land area using traditional methods. The sealed environment eliminates the need for herbicides, producing a clean and safe product that is easy to control from anywhere. The Company’s solution is easily scalable and pre-designed to quickly grow operations.

Saffron is used in many industries, such as the food industry, particularly by famous chefs and Michelin starred restaurants, the natural cosmetics industry and the food supplements industry and as a dye in the food industry. Medicinal claims as an anti-depressant, antioxidant, and antiseptic are constantly increasing.

b.	The Company has an accumulated deficit in the total amount of $22,704 as of September 30, 2023, the Company has negative operating cash flow in the total amount of $630 for the nine months ended September 30, 2023, further losses are anticipated in the development of its business. Those factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due.

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

The consolidated financial statements for the nine months ended September 30, 2023, do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from uncertainty related to the Company’s ability to continue as a going concern.

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

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments that are necessary to present fairly the Company’s financial position and results of operations for the interim periods presented. The results for the three and nine months ended September 30, 2023, are not necessarily indicative of the results for the year ending December 31, 2023, or for any future period.

As of September 30, 2023, there have been no material changes in the Company’s significant accounting policies from those that were disclosed in the 2022 Annual Report.

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

The Company’s financial assets and liabilities that are measured at fair value on a recurring basis by level within the fair value hierarchy are as follows:

	Balance as of September 30, 2023
	Level 1	Level 2	Level 3	Total
Liabilities:
Fair Value of convertible component in convertible loan, net of discounts and debt issue costs	$-	$-	$762	$762

Total liabilities	$-	$-	$762	$762

	Balance as of December 31, 2022
	Level 1	Level 2	Level 3	Total
Liabilities:
Fair Value of convertible component in convertible loan, net of discounts and debt issue costs	$-	$-	$1,327	$1,327

Total liabilities	$-	$-	$1,327	$1,327

SATIVUS TECH CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
U.S. dollars in thousands

NOTE 3:-	CONVERTIBLE LOANS

a.	On February 21, 2019, the Company received a convertible loan from third party (“February 2019 Lender”), with a two-year term, in the principal amount of $550, which bears 10% annual interest rate (“February 2019 Loan”).

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

The fair value of the conversion feature (hereafter “Convertible Component”) in the amount of $171 was estimated using the Monte Carlo Simulation Model to compute the Convertible Component’s fair value. The assumptions used to perform the Monte-Carlo simulation model below:

September 30, 2023
Share price	$0.2988
Dividend yield	0%
Risk-free interest rate	4.92%
Expected term (in years)	0.25
Volatility	73.33%

The February 2019 Loan is included in the convertible loans in current liabilities as of September 30, 2023, in the amount of $354, and $332 as of December 31, 2022.

During the nine months ended September 30, 2023, the Company recorded interest and financial income related to February 2019 Loan in the amount of $133, and financial income in the amount of $228 in the nine months ended September 30, 2022.

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

The fair value of the conversion feature (hereafter “Convertible Component”) in the amount of $460 was estimated using the Monte Carlo Simulation Model to compute the Convertible Component’s fair value. The assumptions used to perform the Monte-Carlo simulation model below:

September 30, 2023
Share price	$0.2988
Dividend yield	0%
Risk-free interest rate	4.92%
Expected term (in years)	0.25
Volatility	73.33%

The October 2019 Loan is included in the convertible loans in current liabilities as of September 30, 2023, in the amount of $1,287, and $1,304 as of December 31, 2022.

During the nine months ended September 30, 2023, the Company recorded interest and financial income related to October 2019 Loan in the amount of $190, and financial income in the amount of $228 in the nine months ended September 30, 2022.

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

On July 31, the August 2020 Loan agreement was extended until December 30, 2023.

The fair value of the conversion feature (hereafter “Convertible Component”) in the amount of $94 was estimated using the Monte Carlo Simulation Model to compute the Convertible Component’s fair value. The assumptions used to perform the Monte-Carlo simulation model below:

September 30, 2023
Share price	$0.2988
Dividend yield	0%
Risk-free interest rate	4.92%
Expected term (in years)	0.25
Volatility	73.33%

The August 2020 Loan is included in the convertible loans in short term liabilities as of September 30, 2023 in the amount of $264, and $249 as of December 31, 2022.

During the nine months ended September 30, 2023, the Company recorded interest and financial income related to August 2020 Loan in the amount of $70, and interest and financial expenses in the amount of $76 in the nine months ended September 30, 2022.

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

The Company accounted for the director’s loan in accordance with ASC 470-20, Debt with conversion and other Options. The combined intrinsic value of the BCF for the August 2020 Loan was calculated and valued at $129 as of July 31, 2020, and the Company allocated $129 to the BCF as a liability. As of September 30, 2023, the BCF was revalued at $82 ($88 as of December 31, 2022).

The fair value of the conversion feature (hereafter “Convertible Component”) in the amount of $37 was estimated using the Monte Carlo Simulation Model to compute the Convertible Component’s fair value. The assumptions used to perform the Monte-Carlo simulation model below:

September 30, 2023
Share price	$0.2988
Dividend yield	0%
Risk-free interest rate	4.92%
Expected term (in years)	0.25
Volatility	73.33%

The Director Loan is included in the convertible loans in short term liabilities as of September 30, 2023 in the amount of $102, and $124 as of December 31, 2022.

During the nine months ended September 30, 2023, the Company recorded interest and financial income related to Director Loan in the amount of $44, and interest and financial expenses in the amount of $36 in the nine months ended September 30, 2022.

SATIVUS TECH CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
U.S. dollars in thousands

NOTE 4:-	RELATED PARTIES

The following transactions arose with related parties:

	Nine months ended September 30, 2023				Amounts owing
	Directors Fees	Consulting Fees / Salaries	Interest	Total	by the Company as of September 30, 2023
Director and CEO	$-	$120	$-	$120	$(7)
CFO	-	54	-	54	(4)
Company controlled by CFO	-	38	-	38	(4)
Directors	-	65	29	94	(112)
	$-	$277	$29	$306	$(127)

	Nine months ended September 30, 2022					Amounts owing
	Directors Fees	Consulting Fees / Salaries	Interest		Total	by the Company as of September 30, 2022
Director and CEO	$-	$89	$		$89	$(6)
CFO	-	54			54	(25)
Company controlled by CFO	-	39		-	39	-
Directors	-	-		8	8	(122)
	$-	$182		$8	$190	$(153)

NOTE 5:-	SHAREHOLDERS’ DEFICIT

a.	As of September 30, 2023 and December 31, 2022, the Company’s share capital is composed as follows:

	September 30, 2023		December 31, 2022
	Authorized	Issued and outstanding	Issued and outstanding	Issued and outstanding
	Number of shares
Shares of common stock of $0.0001 par value each “Shares”	500,000,000	4,215,571	500,000,000	4,215,571

b.	Warrants

A summary of warrant activity during the nine months period ended September 30, 2023, and year ended December 31, 2022 is as follows:

	Number	Average exercise price
Warrants outstanding at January 1, 2022	198,750	$5.40
Granted	-	-
Exercised	-	-
Forfeited/Cancelled	(13,750)	2.00
Forfeited/Cancelled	(66,000)	1.50
Warrants outstanding at December 31, 2022	119,000	$5.88
Expired	-	-
Exercised	-	-
Forfeited/Cancelled	-	-
Warrants outstanding at September 30, 2023	119,000	$5.88

SATIVUS TECH CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
U.S. dollars in thousands

NOTE 5:-	SHAREHOLDERS’ DEFICIT (cont.)

The following warrants are outstanding as of December 31, 2022:

Issuance date	Warrants outstanding	Exercise price per warrant	Warrants outstanding and exercisable	Expiry date
October 15, 2019	44,000	$12.50	44,000	October 15, 2024
August 7, 2020	50,000	$2.00	50,000	August 7, 2025
August 11, 2020	25,000	$2.00	25,000	August 11, 2025
	119,000		119,000

The following warrants and are outstanding as of September 30, 2023:

Issuance date	Warrants outstanding	Exercise price per warrant	Warrants outstanding and exercisable	Expiry date
October 15, 2019	44,000	$12.50	44,000	October 15, 2024
August 7, 2020	50,000	$2.00	50,000	August 7, 2025
August 11, 2020	25,000	$2.00	25,000	August 11, 2025
	119,000		119,000

c.	Share option plans:

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

(i)	A summary of employee share options activity during the nine-month period ended September 30, 2023, and for the year ended December 31, 2022, is as follows:

	Number	Average weighted exercise price
Options outstanding at January 1, 2022	195,000	$0.63
Granted	45,000	1.00
Exercised	-	-
Forfeited	-	-
Options outstanding at December 31, 2022	240,000	$0.70
Granted	-	-
Exercised	-	-
Forfeited	-	-
Options outstanding at September 30, 2023	240,000	$0.70

Options exercisable at September 30, 2023	232,500	$0.71

SATIVUS TECH CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
U.S. dollars in thousands

NOTE 5:-	SHAREHOLDERS’ DEFICIT (cont.)

The following options are outstanding as of September 30, 2022:

Issuance date	Options outstanding	Exercise price per option	Options outstanding and exercisable	Expiry date
September 1, 2020	15,000	$0.70	15,000	September 1, 2025
October 13, 2020	50,000	$1.00	50,000	October 12, 2023
November 3, 2020	25,000	$1.00	25,000	October 25, 2025
November 3, 2020	25,000	$1.50	25,000	October 25, 2025
December 14, 2021	80,000	$0.01	76,250	December 14, 2026
November 15, 2022	45,000	$1.00	41,250	November 15, 2024
	240,000		232,500

d.	Restricted Share Units:

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

A summary of RSU activity during the nine months ended September 30, 2023, and the year ended December 31, 2022 is as follows:

Number
RSU outstanding at January 1, 2022	196,000
Granted	370,000
Exercised	-
Forfeited	(30,000)
RSU outstanding at December 31, 2022	536,000
Granted	-
Exercised	-
Forfeited	(5,000)
RSU’s outstanding at September 30, 2022	531,000

SATIVUS TECH CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
U.S. dollars in thousands

NOTE 6:-	FINANCIAL INCOME (EXPENSES)

	Three months ended		Nine months ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022

Financial income (expenses) related to interest and revaluation of convertible component in convertible loans	$1,269	$(108)	$437	$(100)

Financial expenses related to warrants	-	-	-	-

Foreign currency transactions and other	(17)	10	(57)	(17)

	1,252	(98)	380	117

NOTE 7:-	LIENS, COMMITMENTS

Saffron leases its facility on a lease that expires on September 11, 2024. Lease payments are approximately $2 per month ($23 annually).

Saffron Tech is committed to pay royalties to the IIA on the proceeds from sales of products resulting from research and development projects in which the IIA participates by way of grants. In the first 3 years of sales the Company shall pay 3% of the sales of the product which was developed under IIA research and development projects. In the fourth, fifth and sixth years of sales, the Company shall pay 4% of such sales and from the seventh year onwards the Company shall pay 5% of up to 100% of the amount of grants received plus interest at LIBOR. Saffron Tech was entitled to the grants only upon incurring research and development expenditures. There were no future performance obligations related to the grants received from the IIA. As of September 30, 2023, the contingent liabilities with respect to grants received from the IIA, subject to repayment under these royalty agreements on future sales is $Nil. As of September 30, 2023, Saffron Tech received a total of $535 from the IIA

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

On September 1, Saffron Tech appointed Nissim Darvish, MD, PhD as the new Chairman of the Board. Darvish is an experienced business leader with a proven track record of advancing and transforming businesses in the medical and biotech industries. Darvish previously held executive and leadership positions at Pitango and OrbiMed.

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

Going Concern

Due to the uncertainty of our ability to meet our current operating and capital expenses, our independent auditors included an explanatory paragraph in their report on the condensed consolidated financial statements for the nine months ended September 30, 2023, regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

Results of Operations

Nine months ended September 30, 2023 compared to the nine months ended September 30, 2022

Operating Expenses

Research and development expenses for the nine months ended September 30, 2023, were $301 thousand compared to $494 thousand for the same period in 2022. Gross research and development expenses were $836 thousand, offset by the amounts received in respect of participation in expenses by the Israeli Innovation Authority in the amount of $535 thousand (previous period – $105) which reduced total research and development expenses for the nine months ended September 30, 2023, to $301 thousand.

General and administrative (“G&A”) expenses for the nine months ended September 30, 2023, were $412 thousand compared to $490 thousand for the same period in 2022.

Total financial income for the nine months ended September 30, 2023, was $380 compared to financial expenses in the amount of $117 thousand for the same period in 2022. Financial expenses and income are due mainly to financial gains or losses related to revaluations of convertible component in convertible loans.

Three months ended September 30, 2023 compared to the three months ended September 30, 2022

Operating Expenses

Research and development income for the three months ended September 30, 2023, was $161 thousand compared to expenses in the amount of $218 thousand for the same period in 2022. Gross research and development expenses in 2023 were $301 thousand, offset by the amounts received in respect of participation in expenses by the Israeli Innovation Authority in the amount of $140 which reduced total research and development expenses for the three months ended September 30, 2023, to $161 thousand.

General and administrative (“G&A”) expenses for the three months ended September 30, 2023, were $107 thousand compared to $189 thousand for the same period in 2022.

Total financial income for the three months ended September 30, 2023, was $1,252 compared to a total expense of $435 thousand for the same period in 2022. Financial expenses and income are due mainly to financial profits or losses related to revaluations of the convertible component of the convertible loans.

Liquidity and Capital Resources

Overview

Since inception on January 16, 2015, the Company has a cumulative deficit of $22,704 thousand and a working capital deficit of $1,744 thousand as of September 30, 2023. Our future growth is dependent upon achieving further purchase orders and execution, management of operating expenses and the ability of the Company to obtain the necessary financing to fund future obligations, and upon profitable operations.

Historically, we have financed our cash flow and operations from the initial contribution of our majority shareholder and by raising equity and convertible loans.

As of September 30, 2023, we had current assets of $1,191 thousand consisting of $425 thousand in cash and cash equivalents, $732 thousand in short-term deposits and $34 thousand in other current assets.

We had $2,935 thousand in current liabilities consisting of $119 thousand in other current liabilities, $2,032 thousand in Convertible loans, $762 thousand in convertible component, $12 thousand in short-term lease liability and $10 thousand accounts payables.

As of December 31, 2022, we had current assets of $901 thousand consisting of $810 thousand in cash and cash equivalents, $6 thousand in short-term deposits and $85 thousand in prepaid expenses and other receivables. We had $3,719 thousand in current liabilities, which consisted of $55 thousand in accounts payable, $114 thousand loans, $160 thousand other accounts payable, $2,031 thousand Convertible loans, $1,327 thousand in convertible component, and $32 thousand in short term lease liability.

We had a negative working capital of $1,744 thousand and $2,818 thousand as of September 30, 2023, and December 31, 2022, respectively.

Our Current liabilities as of September 30, 2023, were $2,935 thousand compared to $3,719 thousand as of December 31, 2022.

During the nine months ended September 30, 2023, we had negative cash flow from operations of $630 thousand which was mainly the result of a net loss of $333 thousand, and by non-cash items such as financial gains from revaluations of convertible component in convertible loans in the amount of $565 thousand.

During the nine months ended September 30, 2023, we had negative cash flow from investing activities of $774 thousand compared to a negative cash flow from investing activities of $190 thousand during the nine months ended September 30, 2022. The increase was mainly due to the increase in short term deposits in the amount of $726 thousand.

During the nine months ended September 30, 2023, we had a positive cash flow from financing activities of $1,019 thousand compared to a positive cash flow of $248 thousand from financing activities during the nine months ended September 30, 2022. Cash flow from financing activities in the nine months ended September 30, 2023, was a result of issuance of shares to minority interests in a subsidiary in the amount of $1,273 thousand, offset by repayment of loans and convertible loans in the amount of $240 thousand.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act of 1934, as amended (the “Exchange Act”) and are not required to provide the information required under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of our Quarterly Report on Form 10-Q, an evaluation was carried out by management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of September 30, 2023. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

During evaluation of disclosure controls and procedures as of September 30, 2023, conducted as part of our preparation of the quarterly unaudited condensed financial statements, management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures and concluded that our disclosure controls and procedures were not effective.

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

SATIVUS TECH CORP.

Dated: November 7, 2023	By:	/s/ Tal Wilk-Glazer
Tal Wilk-Glazer
Chief Executive Officer

By:	/s/ Gadi Levin
	Name:	Gadi Levin
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)