Form 10-K
period 2023-12-31
SATIVUS TECH CORP.
filed 2024-04-01
CIK 1661600

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File Number: 333-208814

SATIVUS TECH CORP.

(Exact name of registrant as specified in its charter)

Delaware	47-2847446
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

#3 Bethesda Metro Center, #700 Bethesda, MD	06880
(Address of principal executive offices)	(Zip Code)

(800) 608-6432
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
NA	NA	NA

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	March 31th, 2024
Common Stock, $0.001 par value per share	4,215,571 shares

i

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

ii

PART I

Item 1. Description of Business.

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

The Company, through Saffron Tech, is focusing on development of agriculture and technological products, in the fields of exotic plants.

Saffron Tech has developed a comprehensive agronomic and agrotechnical protocol for the cultivation of saffron. Moreover, the company has innovated proprietary Controlled Environment Agriculture (CEA) technology, designed to execute, monitor, and optimize this cultivation protocol effectively. Furthermore, Saffron Tech has established a meticulous extraction protocol to ensure the production of high-quality saffron extract. This holistic approach underscores the company's commitment to advancing saffron cultivation and extraction through cutting-edge technological solutions.

Saffron Tech is poised to launch its proof of concept pilot site for commercial saffron cultivation in the upcoming months. This initiative aims to introduce an advanced Controlled Environment Agriculture (CEA) system, facilitating the year-round cultivation of saffron irrespective of external climatic conditions. The system is engineered to ensure a continuous and dependable yield of saffron, maintaining consistent quality and quantity in a cost-effective manner.

Saffron finds application across multiple sectors, notably within the culinary realm where it is favored by renowned chefs and Michelin-starred establishments, the natural cosmetics sector, and the nutraceuticals industry. The recognition of saffron for its medicinal properties, including its use as an antidepressant, antioxidant, and antiseptic, is on the rise. The total Saffron Tech market opportunity evaluated as $2.3B in 2023, and is anticipated to grow up to $3.7B by 2032. The market opportunity is based on the Saffron Marker, Saffron extraction market, and potential segments in the nutraceutical and cosmetical use markets.

In April 2022, Saffron Tech announced its new state-of-the-art indoor research and development center is operational. As of April 2022 Saffron Tech successfully completing four Saffron cultivation cycles a year, using CEA, while traditional agriculture only produces one harvest of saffron per year.

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

On August 30, 2022, Saffron Tech, announced its intention to raise up to 5 million New Israeli Shekels (“NIS”) (approximately $1.5 million) at a pre-money valuation of NIS 32.5 million (approximately $10 million) through the Israeli crowdfunding platform – Pipelbiz (“2022 Crowd Funding Round”). Assuming the maximum amount is raised, the Company will own approximately 61% of the Saffron Tech. The 2022 Crowd Funding Round was closed on December 1, 2022, having raised 3.8 million NIS (approximately $1.3 million). Fund raising expenses accumulated to $152 and the net amount raised through Pipelbiz was $1.15 million. Saffron Tech also raised 1.15 million NIS (approximately $328 thousand) through the issuance of SAFEs. The SAFEs are convertible at a 20% discount to the current crowd funding round. Sativus Tech’s interest in Saffron Tech now totals 67.5% post-raise. All SAFEs were converted before December 31, 2023. Saffron Tech continued to raise funds through Pipelbiz under the same pre-money valuation during December 2022 through to January 2023, via another crowd funding round “2023 Crowd Funding Round” which closed on February 5, 2023, having raised another 1.1 million NIS (approximately $314 thousand).

On March 1, 2023, Saffron Tech entered into an investment agreement with Korean-based company, Dreamtech Co Ltd (“Dreamtech”), a leading provider and manufacturer of tech components for innovative products including advanced mobile and medical devices. Under this new agreement, Dreamtech will fund an initial investment of $1 million followed by an additional $1 million upon a successful cultivation of saffron in Korea. Saffron Tech aims to be the first company to create a large-scale production of saffron using vertical farming technology to meet the growing demand of the spice for use in beauty, wellness, and pharmaceutical applications. Dreamtech and Saffron Tech started a mutual POC in Korea. The POC results expected to be amounted in Q1/24. The Company’s interest in Saffron Tech now totals 54% post-raise.

Item 1A. Risk Factors.

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

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

Our common stock is quoted on the NASDAQ OTC Bulletin Board (“OTCBB”) under the symbol “SATT”. As of December 31, 2023, the Company’s common stock was held by 87 shareholders of record, which does not include shares that are held in street or nominee name.

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

QUARTER ENDED:	HIGH	LOW

December 31, 2022	$0.12	$0.08
March 31, 2023	$0.11	$0.10
June 31, 2023	$0.07	$0.05
September 30, 2023	$0.03	$0.03
December 31, 2023	$0.03	$0.03

Shareholders

Our shares of common stock are issued in registered form. The registrar and transfer agent for our shares of common stock is Cleartrust LLC, 16540 Pointe Village Drive, Suite 210, Lutz, FL 33558

On December 31, 2023, the shareholders’ list of our shares of common stock showed 87 registered holders of our shares of common stock and 4,215,571 shares of common stock outstanding. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of shares of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

On March 9, 2021, the Company issued 13,025 shares in respect of RSU’s granted during 2021.

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

This discussion summarizes the significant factors affecting the consolidated financial statements, financial condition, liquidity, and cash flows of Sativus Tech, Corp, for the fiscal year ended December 31, 2023 and 2022. The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes included elsewhere in this Form 10-K.

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

The Company, through Saffron Tech, is focusing on development of agriculture and technological products, in the fields of exotic plants.

Saffron Tech has developed a comprehensive agronomic and agrotechnical protocol for the cultivation of saffron. Moreover, the company has innovated proprietary Controlled Environment Agriculture (CEA) technology, designed to execute, monitor, and optimize this cultivation protocol effectively. Furthermore, Saffron Tech has established a meticulous extraction protocol to ensure the production of high-quality saffron extract. This holistic approach underscores the company's commitment to advancing saffron cultivation and extraction through cutting-edge technological solutions.

Saffron Tech is poised to launch its proof of concept pilot site for commercial saffron cultivation in the upcoming months. This initiative aims to introduce an advanced Controlled Environment Agriculture (CEA) system, facilitating the year-round cultivation of saffron irrespective of external climatic conditions. The system is engineered to ensure a continuous and dependable yield of saffron, maintaining consistent quality and quantity in a cost-effective manner.

Saffron finds application across multiple sectors, notably within the culinary realm where it is favored by renowned chefs and Michelin-starred establishments, the natural cosmetics sector, and the nutraceuticals industry. The recognition of saffron for its medicinal properties, including its use as an antidepressant, antioxidant, and antiseptic, is on the rise.

The total Saffron Tech market opportunity evaluated as $2.3B in 2023, and is anticipated to grow up to $3.7B by 2032. The market opportunity is based on the Saffron Marker, Saffron extraction market, and potential segments in the nutraceutical and cosmetical use markets.

In April 2022, Saffron Tech announced its new state-of-the-art indoor research and development center is operational. As of April 2022 Saffron Tech successfully completing four Saffron cultivation cycles a year, using CEA, while traditional agriculture only produces one harvest of saffron per year.

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

On August 30, 2022, Saffron Tech, announced its intention to raise up to 5 million New Israeli Shekels (“NIS”) (approximately $1.5 million) at a pre-money valuation of NIS 32.5 million (approximately $10 million) through the Israeli crowdfunding platform – Pipelbiz (“2022 Crowd Funding Round”). Assuming the maximum amount is raised, the Company will own approximately 61% of the Saffron Tech. The 2022 Crowd Funding Round was closed on December 1, 2022, having raised 3.8 million NIS (approximately $1.3 million). Fund raising expenses accumulated to $152 and the net amount raised through Pipelbiz was $1.15 million. Saffron Tech also raised 1.15 million NIS (approximately $328 thousand) through the issuance of SAFEs. The SAFEs are convertible at a 20% discount to the current crowd funding round. Sativus Tech’s interest in Saffron Tech now totals 67.5% post-raise. All SAFEs were converted before December 31, 2023. Saffron Tech continued to raise funds through Pipelbiz under the same pre-money valuation during December 2022 through to January 2023, via another crowd funding round “2023 Crowd Funding Round” which closed on February 5, 2023, having raised another 1.1 million NIS (approximately $314 thousand).

On March 1, 2023, Saffron Tech entered into an investment agreement with Korean-based company, Dreamtech Co Ltd (“Dreamtech”), a leading provider and manufacturer of tech components for innovative products including advanced mobile and medical devices. Under this new agreement, Dreamtech will fund an initial investment of $1 million followed by an additional $1 million upon a successful cultivation of saffron in Korea. Saffron Tech aims to be the first company to create a large-scale production of saffron using vertical farming technology to meet the growing demand of the spice for use in beauty, wellness, and pharmaceutical applications. Dreamtech and Saffron Tech started a mutual POC in Korea. The POC results expected to be amounted in Q1/24. The Company’s interest in Saffron Tech now totals 54% post-raise.

Results of Operations during the year ended December 31, 2023, as compared to the year ended December 31, 2022

Operating Expenses

Research and Development Expenses for the year ended December 31, 2023, amounted to $253 thousand as compared to $673 for the year ended December 31, 2022. During 2023, Saffron Tech reduced its research and development expenses in Israel due to financial constraints.

General and Administrative expenses for the year ended December 31, 2023, amounted to $562 thousand as compared to $660 thousand for the year ended December 31, 2022. The decrease during the year ended December 31, 2023, was mainly due the decrease in share-based expenses that amounted to $156 thousand, compared to $267 thousand for the year ended December 31, 2022.

Financing income for the year ended December 31, 2023, amounted to $228 thousand as compared financing expenses to $480 thousand for the year ended December 31, 2022. Financing income, net include interest expenses on loans and convertibles loans of $170, financing income of BCF in the sum of $ 442 and exchange rate expenses of $45

Results of Operations during the year ended December 31, 2022, as compared to the year ended December 31, 2021

Operating Expenses

Research and Development Expenses for the year ended December 31, 2022, amounted to $673 thousand as compared to $911 for the year ended December 31, 2021. During 2022, Saffron Tech reduced its research and development expenses in Israel due to financial constraints.

General and Administrative expenses for the year ended December 31, 2022, amounted to $660 thousand as compared to $1,639thousand for the year ended December 31, 2021. The decrease during the year ended December 31, 2022, was mainly due the decrease in share-based expenses that amounted to $217 thousand, compared to $1,052 thousand for the year ended December 31,2021.

Financing expenses for the year ended December 31, 2022, amounted to $480 thousand as compared to $1,391 thousand for the year ended December 31, 2021. Financing expenses include interest on loans and convertibles loans, amortization of BCF and adjustments to the fair value of certain convertible loans.

Liquidity and Capital Resources

Overview

Since inception on January 16, 2015, the Company had a cumulative deficit as of December 31, 2023, of $22,928 thousand and we have a working capital deficit of $1,813 thousand as of December 31, 2023. Our future growth is dependent upon achieving further purchase orders and execution, management of operating expenses and ability of the Company to obtain the necessary financing to fund future obligations, and upon profitable operations. Those factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due.

Historically, we have financed our cash flow and operations from the initial contribution of our majority shareholder and by raising equity, convertible loans and warrants. As of December 31, 2023, our cash and deposit balance was $813 thousand.

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

Year ended December 31, 2023 as compared to the year ended December 31, 2022

During the year ended December 31, 2023, the Company’s overall position of cash and cash equivalents decreased by $634 thousand. This decrease in cash can be attributed to the following:

The Company’s net cash used in operating activities during the year ended December 31, 2023, was $932 thousand as compared to $986 for the year ended December 31, 2022. This decrease is mostly due to a significant decrease in the net loss of the Company.

The Company’s net cash used in investing activities during the year ended December 31, 2023, was $721 thousand as compared to $192 for the year ended December 31, 2022. This increase is mostly due to increase in deposits offset by high investments in Saffron Tech’s new facility, located at Mavki’im year ended December 31, 2022.

Cash provided by financing activities for the year ended December 31, 2023, was $1,019 thousand as compared to $1,122 thousand for the year ended December 31, 2022. Cash provided in 2023 was from issuance of shares to minority interests of $1,273 thousand, offset in part by repayment of convertible loans in the amount of $126 thousand, repayment of short term loan of $114 thousand and lease payments of $14 thousand. Cash provided in 2022 was from the receipt of $114 in short term loans and $1,308 from issuance of shares to minority interests, offset in part by repayment of convertible loans in the amount of $278 thousand.

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

AS OF DECEMBER 31, 2023

IN THOUSANDS OF U.S. DOLLARS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Sativus Tech Corp.

Opinion on the Financial Statements

We have audited the accompanying the consolidated balance sheets of Sativus Tech Corp. and its subsidiary (“the Company”) as of December 31, 2023 and 2022 and the related statements of operations and comprehensive loss, statement of stockholders’ deficit and cash flows, for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with generally accepted accounting principles in the United States of America.

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

Going Concern

The accompanying financial statements have been prepared to assume that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, as of December 31, 2023, The Company suffered losses from operations in all years since inception, has a negative working capital and further losses are anticipated in the development of its business. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these matters is also described in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. This matter is also described in the “Critical Audit Matters” section of our report.

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

Mitzpe Netofa, Israel

March 31, 2024

SATIVUS TECH CORP.

CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands, except per share data, except share and per share data

	December 31	December 31
	2023	2022
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$176	$810
Deposits	637	–
Restricted cash	11	6
Prepaid expenses and other receivables	313	85

Total current assets	1,137	901

NON CURRENT ASSETS
Right-of-use asset	15	30
Property and equipment, net	256	219

Total non-current assets	271	249

Total assets	$1,408	$1,150

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payables	46	55
Loans	–	114
Convertible loans	2,074	2,031
Fair value of convertible component in convertible loans	885	1,327
Other accounts liabilities	112	160
Short term lease liability	13	32
Total current liabilities	3,130	3,719

SHAREHOLDER’S DEFICIT
Ordinary shares of $0.0001 par value Authorized: 500,000,000 shares at December 31, 2023 and December 31, 2022; Issued and Outstanding: 4,215,571 and 4,215,571 shares at December 31, 2023 and December 31, 2022, respectively	4	4
Additional Paid in capital	20,640	19,756
Accumulated deficit	(22,928)	(22,604)
	(2,284)	(2,844)
Non-controlling interests	562	275
Total shareholders’ deficit	(1,722)	(2,569)

Total liabilities and shareholders’ deficit	$1,408	$1,150

The accompanying notes are an integral part of the consolidated financial statements.

SATIVUS TECH CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

U.S. dollars in thousands, except per share data, except share and per share data

	Year ended December 31,
	2023	2022
Operating expenses:

Research and development	$(253)	$(673)

General and administrative	(562)	(660)
Operating loss	(815)	(1,333)

Financial Income (expenses), net	228	(480)

Net loss	(587)	(1,813)

Non-controlling interests	263	286
Net loss attributable to equity holders of the Company	(324)	(1,527)

Basic and diluted net loss per share attributable to equity holders of the Company	$(0.08)	$(0.36)
Weighted average number of ordinary shares used in computing basic and diluted loss per share	4,215,571	4,194,443

The accompanying notes are an integral part of the consolidated financial statements.

SATIVUS TECH CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

U.S. dollars in thousands, except per share data, except share and per share data

	Ordinary shares		Additional Paid in	Accumulated	Total Shareholders’	Non- controlling
	Number	Amount	capital	Deficit	Deficiency	interests	Total

Balance at January 1, 2023	4,215,571	$4	$19,756	$(22,604)	$(2,844)	$275	$(2,569)
Transactions with non-controlling parties	–	–	767	–	767	507	1,274
Share based compensation to non-controlling parties	–	–	51	–	51	49	100
Share based compensation to non-employees	–	–	74	–	74	–	74
Cancellation of share options in subsidiary	–	–	(8)	–	(8)	(6)	(14)
Net Loss	–	–	–	(324)	(324)	(263)	(587)
Balance at December 31, 2023	4,215,571	$4	$20,640	$(22,928)	$(2,284)	$562	$(1,722)

	Ordinary shares		Additional Paid in	Accumulated	Total Shareholders’	Non- controlling
	Number	Amount	capital	Deficit	Deficiency	interests	Total

Balance at January 1, 2022	4,194,385	$4	$18,595	$(21,077)	$(2,478)	$106	$(2,372)
Transactions with non-controlling parties	–	–	894	–	894	414	1,308
Cancelation of share options in subsidiary	–	–	(168)	–	(168)	(43)	(211)
Share based compensation to non-controlling parties	–	–	290	–	290	84	374
Share based compensation to non-employees	–	–	133	–	133	–	133
Issuance of shares in respect of converted SAFE in subsidiary	21,186	–	12	–	12	–	12
Net Loss	–	–	–	(1,527)	(1,527)	(286)	(1,813)
Balance at December 31, 2022	4,215,571	$4	$19,756	$(22,604)	$(2,844)	$275	$(2,569)

The accompanying notes are an integral part of the consolidated financial statements.

SATIVUS TECH CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands, except per share data

	Year ended
	December 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(587)	$(1,813)
Adjustments to reconcile loss to net cash used in operating activities:
Depreciation	60	38
Share based compensation expenses to employees and non-employees	156	267
Financial expenses related to convertible loans, warrants and leases	165	320
Change in fair value of convertible component in convertible loans	(441)	117
Changes in assets and liabilities:
Increase in other accounts receivables	(228)	(8)
Increase (decrease) in accounts payables	(9)	43
Increase in other accounts payables	(48)	50
Net cash used in operating activities	(932)	(986)

Cash flows from investing activities
Decrease (increase) in restricted cash	(5)	14
Decrease (increase) in deposits	(637)	–
Purchase of property and equipment	(79)	(206)
Net cash used in investing activities	(721)	(192)

Cash flows from financing activities:
Proceeds from short-term loans	–	114
Lease payments	(14)	(22)
Repayment of short-term loans	(114)	–
Proceeds from issuance of shares to minority interests in subsidiary	1,273	1,308
Repayment of convertible loans	(126)	(278)

Net cash provided by financing activities	1,019	1,122

Increase (decrease) in cash and cash equivalents	(634)	(56)
Cash and cash equivalents and restricted cash at the beginning of the year	810	866

Cash and cash equivalents at the end of the period	$176	$810

Supplemental disclosures of cash flow information:
Cash paid for interest	$126	$175

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

b.	The Company has an accumulated deficit in the total amount of $22,928 as of December 31, 2023, the Company has negative operating cash flow in the total amount of $932 for the year ended December 31, 2023, further losses are anticipated in the development of its business. Those factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due.

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

The consolidated financial statements for the year ended December 31, 2023, do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from uncertainty related to the Company’s ability to continue as a going concern.

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

Restricted cash as of December 31, 2023 in respect of the Company’s credit card and manufacturing commitments.

e.	Property and equipment:

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, at the following annual rates:

%
Computers, Software and peripheral equipment	33%
Mold & production Equipment	10%
Office furniture and equipment	10%

f.	Impairment of long-lived assets:

The Company’s long-lived assets are reviewed for impairment in accordance with ASC No. 360, “Property, Plant and Equipment” whenever events or changes in circumstances indicate that the carrying amount of an asset (or asset group) may not be recoverable. Recoverability of assets (or asset group) to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. During the years ended December 31, 2023 and 2022, no impairment losses have been recorded.

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

Royalty-bearing grants from the Israeli Innovation Authority (the “IIA”) for funding approved research and development projects are recognized at the time Saffron Tech is entitled to such grants (i.e. at the time that there is reasonable assurance that the Company will comply with the conditions attached to the grant and that there is reasonable assurance that the grant will be received), on the basis of the costs incurred and reduce research and development costs. The cumulative research and development grants received by the Company from inception through December 2023 amounted to $1,183.

As of December 31, 2023, the Company did not accrue for or pay any royalties to the IIA since no revenues were recognized in respect of the funded projects.

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

The Company’s financial assets and liabilities that are measured at fair value on a recurring basis by level within the fair value hierarchy are as follows:

	Balance as of December 31, 2023
	Level 1	Level 2	Level 3	Total
Liabilities:
Fair Value of convertible component in convertible loan, net of discounts and debt issue costs	$–	$–	$885	$885

Total liabilities	$–	$–	$885	$885

	Balance as of December 31, 2023
	Level 1	Level 2	Level 3	Total
Liabilities:
Fair Value of convertible component in convertible loan, net of discounts and debt issue costs	$–	$–	$1,327	$1,327

Total liabilities	$–	$–	$1,327	$1,327

m.	Income Tax:

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

The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. As of December 31, 2023, and 2022, no liability for unrecognized tax positions has been recorded. Accordingly, no interest or penalties related to uncertain tax positions are recorded, either. It is the Company’s policy that any interest or penalties associated with unrecognized tax positions would be reflected in income tax expense.

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

For the years ended December 31, 2023, and 2022, all outstanding shares warrants have been excluded from the calculation of the diluted net loss per share as all such securities are anti-dilutive for all years presented.

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

For the years ended December 31, 2023, December 31, 2022, the Company recorded $156, and $267 in share-based compensation, respectively.

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

Business Combination

On October 28, 2021, the FASB issued ASU 2021-08, which amends ASC 805 to “require acquiring entities to apply Topic 606 to recognize and measure contract assets and contract liabilities in a business combination.” Under current GAAP, an acquirer generally recognizes such items at fair value on the acquisition date. According to the FASB, this Update is intended “to improve the accounting for acquired revenue contracts with customers in a business combination by addressing diversity in practice and inconsistency related to the following:

•	Recognition of an acquired contract liability

•	Payment terms and their effect on subsequent revenue recognized by the acquirer.

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

Income taxes

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

Accounting Pronouncements Not Yet Adopted

In December 2023, the FASB issued ASU 2023-09, Income taxes (topic 740): Improvements to Income Tax Disclosures. The guides require disclosure of a tabular reconciliation, using both percentages and reporting currency amounts. Additional disclosers are required such as income taxes paid, Income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign and Income tax expense (or benefit) from continuing operations disaggregated by federal (national), state, and foreign. The guidance will be effective for the Company for fiscal years beginning after December 15, 2024. Early adoption is permitted. Adoption of the new standard will not have a material impact on the financial statements.

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

Other new pronouncements issued but not effective as of December 31, 2023, are not expected to have a material impact on the Company’s consolidated financial statements.

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

The Company accounted for the February 2019 Loan in accordance with ASC 470-20, Debt with conversion and other Options. As of December 31, 2023, the BCF was revalued at $126.

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

On January 26, 2022, the Company paid accrued interest of the February 2019 Loan in the amount of $20, and the February 2019 Loan agreement was extended until December 31, 2023.

On December 10, 2023, the Loan agreement as extended until June 30, 2024.

The February 2019 Loan is included in the convertible loans in current liabilities as of December 31, 2023, in the amount of $361, and $332 as of December 31, 2022.

During the year ended December 31, 2023, and 2022, the Company recorded interest expenses related to February 2019 Loan in the amount of $30 and $30, respectively.

SATIVUS TECH CORP.

NOTES TO FINANCIAL STATEMENTS

U.S. dollars in thousands, except per share data

NOTE 3:-	CONVERTIBLE LOANS (Cont.)

b.	On October 15, 2019, the Company received a convertible loan from a third party (“October 2019 Lender”) in the principal amount of $1,100 that bears an annual 10% interest rate (“October 2019 Loan”). The October 2019 Loan had a two-year term. Prior to the maturity date of the October 2019 Loan, the Company, at its option, has the right to redeem, in cash, in part or in whole, the amounts outstanding provided that as of the date of the redemption notice (i) the volume-weighted average price of the Company’s ordinary shares is less than $12.50 and (ii) there is no equity condition failures as defined therein. In the event that the Company wishes to redeem any amount under the convertible loan, the Company shall pay an amount equal to the principal amount being redeemed plus a redemption premium equal to 20% of the outstanding amount being redeemed in addition to outstanding and accrued interest.

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

The Company accounted for the October 2019 Loan in accordance with ASC 470-20, Debt with conversion and other Options. As of December 31, 2023, the BCF was revalued at $386.

On January 26, 2022, the Company paid accrued interest of the October 2019 Loan in the amount of $55.

On December 20, 2022, the Company paid accrued interest of the October 2019 Loan in the amount of $100, and the October 2019 Loan agreement as extended until June 30, 2023.

On January 2023, the Company paid accrued interest of the October 2019 Loan in the amount of $100.

On December 10, 2023, the Loan agreement as extended until June 30, 2024.

The October 2019 Loan is included in the convertible loans in current liabilities as of December 31, 2023, in the amount of $1,314.

During the year ended December 31, 2023, and 2022, the Company recorded interest expenses related to October 2019 Loan in the amount of $110 and $110, respectively.

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

The fair value of the warrants granted was $35 using the Black-Scholes-Merton option pricing model using the following assumptions:

August 2020
Share price	$ 0.86
Dividend yield	0%
Risk-free interest rate	0.21%
Expected term (in years)	5
Volatility	176.96%

The Company accounted for the August 2020 Loan in accordance with ASC 470-20, Debt with conversion and other Options. The combined intrinsic value of the BCF for the August 2020 Loan was calculated and valued at $249 as of August 7, 2020, and the Company allocated $249 to the BCF as a liability. As of December 31, 2023, the BCF was revalued at $190 ($180 as of December 31, 2022).

SATIVUS TECH CORP.

NOTES TO FINANCIAL STATEMENTS

U.S. dollars in thousands, except per share data

NOTE 3:-	CONVERTIBLE LOANS (Cont.)

On December 10, 2023, the Loan agreement as extended until June 30, 2024.

The Company used an independent appraiser to estimate the fair value of BCF which used the Monte Carlo option pricing model using the following weighted average assumptions:

	August 7, 2020	December 31, 2022	December 31, 2023
Share price	$ 0.80	$ 0.50	$ 0.160
Dividend yield	0%	0%	0%
Risk-free interest rate	0.13%	4.76%	5.26%
Expected term (in years)	2	0.50	0.50
Volatility	163.31%	205.90%	54.14%

During the year ended December 31, 2023 and 2022, the Company recorded interest expenses related to the Loan in the amount of $20 and $20.

d.	On July 31, 2020, the Company received a convertible loan from Mr. Shmuel Yannay (a third party at that time, and a director of the Company as of October 28, 2021) in the amount of $100 (“Director Loan”). The loan has a maturity date of July 31, 2022 (“Maturity Date”) and accrues annual interest at a rate of 10%.

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

The fair value of the warrants granted was $18 using the Black-Scholes-Merton option pricing model using the following assumptions:

August 2020
Share price	$ 0.86
Dividend yield	0%
Risk-free interest rate	0.21%
Expected term (in years)	5
Volatility	176.96%

SATIVUS TECH CORP.

NOTES TO FINANCIAL STATEMENTS

U.S. dollars in thousands, except per share data

NOTE 3:-	CONVERTIBLE LOANS (Cont.)

The Company accounted for the director’s loan in accordance with ASC 470-20, Debt with conversion and other Options. The combined intrinsic value of the BCF for the August 2020 Loan was calculated and valued at $129 as of July 31, 2020, and the Company allocated $129 to the BCF as a liability. As of December 31, 2023, the BCF was revalued at $182 ($88 as of December 31, 2022).

The Company estimated the fair value of BCF using the Monte Carlo option pricing model using the following weighted average assumptions:

	July 31, 2020	December 31, 2022	December 31, 2023
Share price	$ 0.86	$ 0.50	$ 0.160
Dividend yield	0%	0%	0%
Risk-free interest rate	0.11%	4.76%	5.26%
Expected term (in years)	2	0.50	0.50
Volatility	164.04%	205.90%	54.14%

During the year ended December 31, 2023, the Company recorded interest expenses related to Director Loan in the amount of $10, and financial expenses in the amount of $95 during the year ended December 31, 2023.

On January 2023, the Company paid accrued interest of the October 2019 Loan in the amount of $26.

On December 10, 2023, the Loan agreement as extended until June 30, 2024.

NOTE 4:-	RELATED PARTIES

The following transactions arose with related parties:

	Year ended December 31, 2023
	Directors Fees	Consulting Fees / Salaries	Share based awards	Total	Amounts owing to as of December 31, 2022
Director and CEO	$–	$202	$37	$239	$15
CFO Compensation	–	5	–	5	5
CFO Compensation	–	54	5	77	18
Company controlled by CFO	–	50	–	50	–
Directors	–	104	20	124	110
	$–	$415	$62	$490	$143

SATIVUS TECH CORP.

NOTES TO FINANCIAL STATEMENTS

U.S. dollars in thousands, except per share data

NOTE 4:-	RELATED PARTIES (Cont.)

	Year ended December 31, 2022
	Directors Fees	Consulting Fees / Salaries	Share based awards	Total	Amounts owing to as of December 31, 2022
Director and CEO	$–	$175	$271	$446	$6
CFO Compensation	–	72	25	97	18
Company controlled by CFO	–	36	–	36	8
Directors	–	–	39	39	121
	$–	$283	$335	$618	$153

a	The Company signed an agreement with the past CFO, effective November 11, 2021, pursuant to which the CFO received $6 per month for his services, and an additional amount of approximately $3 per month for additional services provided to the Company. During the years ended December 31, 2023, and 2022, the Company paid compensation expenses to the CFO in the amount of $54 and $72, respectively. Amounts owed to the CFO as of December 31, 2023, were $18. On December 29th, Mr. Gadi Levin has resigned his position as CFO of the Company.

b.	The Company signed an agreement with the CEO of Saffron Tech, effective December 12, 2021, pursuant to which the newly appointed CEO will received $11.3 per month. During the years ended December 31, 2023, and 2022, the Company paid compensation expenses to the CEO in the amount of $202 and $175 respectively. Amounts owed to the CEO as of December 31, 2023, were $15.

NOTE 5:-	SHAREHOLDERS’ EQUITY

a.	As of December 31, 2023, and 2022, the Company’s share capital is composed as follows:

	December 31, 2023		December 31, 2022
	Authorized	Issued and outstanding	Authorized	Issued and outstanding
	Number of shares
Shares of common stock of $0.0001 par value each “Shares”	500,000,000	4,215,571	500,000,000	4,215,571

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

SATIVUS TECH CORP.

NOTES TO FINANCIAL STATEMENTS

U.S. dollars in thousands, except per share data

NOTE 5:-	SHAREHOLDERS’ EQUITY (Cont.)

b.	Issuance of shares:

1.	On March 9, 2021, the Company issued 13,025 shares in respect of RSU’s granted during 2020.

2.	On March 10, 2021, the Company issued a total of 50,000 shares to two directors in respect of 50,000 RSU’s that were granted to them. The RSU’s vested immediately and had an exercise price of nil. The fair value of the RSU’s at the date of the grant was $275.

3.	On April 1, 2021, the Company issued a total of 10,000 shares to two directors in respect of 10,000 RSU’s that were granted to them. The RSU’s vested immediately and had an exercise price of nil. The fair value of the RSU’s at the date of the grant was $59.

4.	From June 2021 through to December 2021, the Company issued 830,000 shares in respect of converted Promissory Notes in the amount of $830.

5.	From July 2021 through to August 2021, the Company granted three directors 47,134 shares. The fair value of the shares at the date of the grant was $106.

6.	On October 5, 2021, the Company issued a director 7,500 shares in respect of 7,500 RSU’s that were granted to him. The RSU’s vested immediately and had an exercise price of nil. The fair value of the RSU’s at the date of the grant was $18.

7.	On October 5, 2021, the Company issued a consultant 29,167 shares in respect of exercised options. The consultant exercised 50,000 options in a cashless exercise mechanism.

8.	On October 25, 2021, the Company issued a consultant 40,000 shares in respect of 40,000 exercised options.

9.	On December 30, 2022, the Company issued 21,186 shares in respect of an investor’s converted SAFE agreement in Saffron Tech.

c.	Warrants:

A summary of warrant activity during the years ended December 31, 2023, 2022 is as follows:

	Number	Average exercise price
Warrants outstanding at January 1, 2022	198,750	$5.4
Granted	–	–
Forfeited	(13,750)	2
Cancelled	(66,000)	1.5
Warrants outstanding at December 31, 2022	119,000	$5.88

Warrants outstanding at December 31, 2023	119,000	$5.88

SATIVUS TECH CORP.

NOTES TO FINANCIAL STATEMENTS

U.S. dollars in thousands, except per share data

NOTE 5:-	SHAREHOLDERS’ EQUITY (Cont.)

The following warrants are outstanding as of December 31, 2023:

Issuance date	Warrants outstanding	Exercise price per warrant	Warrants outstanding and exercisable	Expiry date
October 15, 2019	44,000	$12.50	44,000	October 15, 2024
August 7, 2020	50,000	$2.00	50,000	August 7, 2025
August 11, 2020	25,000	$2.00	25,000	August 11, 2025
	119,000		119,000

d.	Share option plans:

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

(i) A summary of employee share options activity during the years ended December 31, 2023, 2022 is as follows:

	Number	Average weighted exercise price

Options outstanding at January 1, 2022	195,000	$0.63
Granted	45,000	$1.00

Options outstanding at December 31, 2022	240,000	$0.70
Exercised	(80,000)	$0.10

Options outstanding at December 31, 2023	160,000	$1.05

Options exercisable at December 31, 2023	160,000	$1.05

The following options are outstanding as of December 31, 2023:

Issuance date	Options outstanding	Exercise price per option	Options outstanding and exercisable	Expiry date
September 1, 2020	15,000	$0.70	15,000	September 1, 2025
October 13, 2020	50,000	$1.00	50,000	October 12, 2023
November 3, 2020	25,000	$1.00	25,000	October 25, 2025
November 3, 2020	25,000	$1.50	25,000	October 25, 2025
November 15, 2022	45,000	$1.00	45,000	November 15, 2024
	160,000		160,000

SATIVUS TECH CORP.

NOTES TO FINANCIAL STATEMENTS

U.S. dollars in thousands, except per share data

NOTE 5:-	SHAREHOLDERS’ EQUITY (Cont.)

The following option issues took place during the years ended December 31, 2023, and 2022:

i.	On November 15, 2022, the Company granted a consultant 45,000 options to purchase 45,000 shares. All options are exercisable at $1.00 per Share. 30,000 options vest immediately, and 15,000 options vest quarterly. The fair value of the stock options issued is $12 and was determined using the Black-Scholes option pricing model and the following assumptions: share price - $0.33; exercise price - $1.00; expected life – 2 years; annualized volatility – 221%; dividend yield – 0%; risk free rate – 1.23%. During the year ended December 31, 2023, the Company recorded share-based expenses related to the options in the amount of $9.

e.	Restricted Share Units:

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

A summary of RSU activity during the years ended December 31, 2023, and 2022, is as follows:

Number

RSU outstanding at January 1, 2022	196,000
Granted (i) (ii) (iii)	370,000
Forfeited	(30,000)

RSU’s outstanding at December 31, 2022	536,000
Forfeited	(5,000)

RSU’s exercisable at December 31, 2023	531,000

__________________

(i)	On November 15, 2022, the Company granted 370,000 RSU’s to directors and consultants. The fair value of the shares at the date of the grant was $122. The RSU’s vest quarterly in advance over one year.

SATIVUS TECH CORP.

NOTES TO FINANCIAL STATEMENTS

U.S. dollars in thousands, except per share data

NOTE 6:-	TAXES ON INCOME

The Company’s subsidiaries are separately taxed under the domestic tax laws of the jurisdiction of incorporation of each entity.

a.	Corporate tax rates in U.S.:

On December 22, 2017, the U.S. Tax Cuts and Jobs Act (“the TCJA”) was signed into law, permanently lowering the corporate federal income tax rate from 35% to 21%, effective January 1, 2018. The company is subject to U.S. income tax laws. There are no significant provisions for U.S. federal, state or other taxes for any period.

b.	Corporate tax rates in Israel:

The Israeli statutory corporate tax rate and real capital gains were 23% in 2022-2023.

c.	Deferred income taxes:

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows:

	December 31,
	2023	2022
Deferred tax assets:
Carry forward tax losses	$1,863	$1,686

Net deferred tax asset before valuation allowance	1,863	1,686
Valuation allowance	(1,863)	(1,686)

Net deferred tax asset	$–	$–

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that all or some portion of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences are deductible and net operating losses are utilized. Based on consideration of these factors, the Company recorded a full valuation allowance at December 31, 2023, and 2022.

d.	Net operating carry-forward losses for tax purposes:

As of December 31, 2023, the Company’s carry-forward losses amounting to approximately $8,663, and Saffron Tech’s carry-forward losses amounting to approximately $1,863, which can be carried forward for an indefinite period.

SATIVUS TECH CORP.

NOTES TO FINANCIAL STATEMENTS

U.S. dollars in thousands, except per share data

NOTE 7:-	FINANCIAL INCOME (EXPENSES), NET

	Year ended	Year ended
	December 31,	December 31,
	2023	2022
Bank interest and commissions	$(7)	$(13)
Interest income on deposits	14	–
Financial Income (expenses) related to revaluation of convertible component in convertible loans	441	(420)
Financial expenses related to interest, revaluation of warrants and leases	(175)	11
Foreign currency transactions and other	(45)	(58)

	$228	$(480)

NOTE 8:-	LIENS, COMMITMENTS

a.	Saffron leases its facility on a lease that expires on September 11, 2024. Lease payments are approximately $2 per month ($23 annually).

b.	Saffron Tech is committed to pay royalties to the IIA on the proceeds from sales of products resulting from research and development projects in which the IIA participates by way of grants. In the first 3 years of sales the Company shall pay 3% of the sales of the product which was developed under IIA research and development projects. In the fourth, fifth and sixth years of sales, the Company shall pay 4% of such sales and from the seventh year onwards the Company shall pay 5% of up to 100% of the amount of grants received plus interest at LIBOR. Saffron Tech was entitled to the grants only upon incurring research and development expenditures. There were no future performance obligations related to the grants received from the IIA. As of December 31, 2023, the contingent liabilities with respect to grants received from the IIA, subject to repayment under these royalty agreements on future sales is $Nil.

c.	The Company's holdings in Saffron Tech are secured to a third party until such time that the third-party convertible loans have been extinguished.

NOTE 9:-	SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company reviewed all material events through the date of this report and determined that there are no additional material subsequent events to report..

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of our Annual Report on Form 10-K, an evaluation was carried out by management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act) as of December 31, 2023. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

During evaluation of disclosure controls and procedures as of December 31, 2023, conducted as part of our annual audit and preparation of our annual financial statements, management conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures and concluded that our disclosure controls and procedures were not effective.

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

In order to ensure that our internal control over financial reporting is effective, management regularly assesses controls and did so most recently for its financial reporting as of December 31, 2023.

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

As a result of the management evaluation of company internal control over financial reporting described above, the Company’s management has concluded that, as of December 31, 2023, the Company’s internal control over financial reporting was not based on the criteria in Internal Control – Integrated Framework issued by COSO.

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

Changes in Internal Control Over Financial Reporting

As of the end of the period covered by this report, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the year ended December 31, 2023, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

During the quarter ended December 31, 2023, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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

Name	Age	Title
Shmuel Yannay	45	Director
Abraham Stern	50	Director
Uri Ben-Or	53	Chief Financial Officer
Tal Wilk-Glazer	49	Chief Executive Officer

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

Abraham Stern, 50, currently serves as the Vice President of Finance at Wix.com, a leading cloud-based website development platform with millions of users worldwide. Prior to his role as Vice President of Finance at Wix.com, Stern served in several public and private companies in executive finance roles.

Uri Ben-Or, Mr. Uri Ben-Or, 53, is an accomplished CPA and has been CFO of several publicly held companies. Mr. Ben-Or brings over 25 years of broad experience in corporate finance, accounting, M&A transactions, IPO’s and operations of public companies on the TASE, Nasdaq & NYSE. Mr. Ben-Or earned his BA in Accounting, College of Management, 1996, and Executive MBA from Bar Ilan University, 2004.

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

Committees of the Board

All proceedings of the board of directors for the fiscal year ended December 31, 2023, were conducted by resolutions consented to in writing by our board of directors and filed with the minutes of the proceedings of our board of directors. Our company currently does not have nominating, compensation or audit committees or committees performing similar functions nor does our company have a written nominating, compensation or audit committee charter. Our board of directors does not believe that it is necessary to have such committees because it believes that the functions of such committees can be adequately performed by the board of directors.

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

Item 11. Executive Compensation.

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table presents summary information regarding the total compensation awarded to, earned by, or paid to each of the named executive officers for services rendered:

				Stock	All Other
Name and Principal Position	Year	Salary	Bonus	Awards	Compensation	Total

Gadi Levin, CFO(1)	2022	$72	$–	25	$–	$97
	2023	$54	$–	5	$–	$59

Uri Ben-Or, CFO(2),	2022	$–	$–	–	$–	$–
	2023	$5	$–	–	$–	$5

Tal Wilk-Glazer, CEO(3)	2022	$175	$–	271	$–	$446
	2023	$202	$–	37	$–	$239

(1)	As of December 24, 2020 and through to December 29th, 2023

(2)	As of January 1st, 2024

(3)	As of April 6, 2022

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

As of December 31, 2023, we had 4,215,571 shares of common stock outstanding which was held by 87 shareholders. The chart below sets forth the ownership, or claimed ownership, of certain individuals and entities. This chart discloses those persons known by the board of directors to have, or claim to have, beneficial ownership of more than 5% of the outstanding shares of our common stock as of December 31, 2023; of all directors and executive officers of SATIVUS TECH CORP; and of our directors and officers as a group.

Name	Number of Shares (1)	% Ownership
Shmuel Yannay (2)	157,642	3.74%
Uri Ben-Or	–	–
Tal Wilk-Glazer	–	–
Abraham Stern	7,500	0.18%
All officers and directors	165,142	3.92%
Nir Margalit	352,175	8.35%

(1)	The percent of common stock owned is calculated using the sum of the number of shares of common stock owned divided by the total number of common stock outstanding as of December 31, 2023.

(2)	The Company have outstanding convertible loan from Mr. Shmuel Yannay of $110. (principle 100K)

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The Company has no business relations or activity with any affiliates.

Item 14. Principal Accounting Fees and Services.

The following table indicates the fees paid by us for services performed for the:

	Year Ended December 31, 2023	Year Ended December 31, 2022
Auditing fees	$28,000	$31,000

Total	$28,000	$31,000

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following exhibits are incorporated into this Form 10-K Annual Report:

Exhibit Number	Description
31.1*	Rule 13a-14(a) Certification of the Chief Executive Officer
31.2*	Rule 13a-14(a) Certification of the Chief Financial Officer
32.1*	Section 1350 Certification of Chief Executive Officer
32.2*	Section 1350 Certification of Chief Financial Officer
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed along with this document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sativus Tech Corp.

Date: March 31, 2024	By:	/s/ Tal Wilk-Glazer
Tal Wilk-Glazer
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: March 31, 2024	By:	/s/ Uri Ben-Or
Uri Ben-Or
	Title:	Chief Financial Officer (Principal Financial Officer)

