Form 10-Q
period 2024-03-31
SATIVUS TECH CORP.
filed 2024-05-20
CIK 1661600

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended March 31, 2024

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

As of May 15, 2024, the registrant had 4,215,571 shares of its Common Stock, $0.001 par value, outstanding.

When used in this quarterly report, the terms “Sativus Tech Corp.” “the Company,” “we,” “our,” and “us” refer to Sativus Tech Corp.

i

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

SATIVUS TECH CORP.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of March 31, 2024

1

SATIVUS TECH CORP.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2024

IN THOUSANDS OF U.S. DOLLARS

SATIVUS TECH CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands, except share and per share data

	March 31,	December 31,
	2024	2023
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$141	$176
Deposits	438	637
Restricted cash	11	11
Other current assets	290	313
Total current assets	880	1,137

NON-CURRENT ASSETS
Right-of-use asset	11	15
Property and equipment, net	358	256
Total non-current assets	369	271

Total assets	$1,249	$1,408

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES

Accounts payables	$90	$46
Other current liabilities	129	112
Convertible loans	2,116	2,074
Fair value of convertible component in convertible loans	633	885
Short term lease liability	6	13
Total Liabilities	2,974	3,130

SHAREHOLDER’S DEFICIT
Ordinary shares of $0.0001 par value Authorized: 500,000,000 shares at March 31, 2024 and December 31, 2023; Issued and Outstanding: 4,215,571 and 4,215,571 shares at March 31, 2024 and December 31, 2023, respectively	4	4
Additional Paid in capital	20,646	20,640
Accumulated deficit	(22,858)	(22,928)
	(2,208)	(2,284)
Non-controlling interests	483	562
Total shareholders’ deficit	(1,725)	(1,722)

Total liabilities and shareholders’ deficit	$1,249	$1,408

The accompanying notes are an integral part of these condensed consolidated financial statements.

SATIVUS TECH CORP.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

U.S. dollars in thousands, except share and per share data

	Three months ended March 31,
	2024	2023
Operating expenses:

Research and development	$(126)	$(233)

General and administrative	(89)	(160)
Operating loss	(215)	(393)

Financial income, net	203	77

Net loss	(12)	(316)

Non-controlling interests	82	130
Net income (loss) attributable to equity holders of the Company	$70	$(186)

Basic and diluted net income (loss) per share attributable to equity holders of the Company	$0.02	$(0.04)
Weighted average number of ordinary shares used in computing basic and diluted loss per share	4,215,571	4,215,571

The accompanying notes are an integral part of these condensed consolidated financial statements.

SATIVUS TECH CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

U.S. dollars in thousands, except share and per share data

			Additional		Total	Non-
	Ordinary shares		Paid in	Accumulated	Shareholders’	controlling
	Number	Amount	capital	Deficit	Deficiency	interests	Total
Balance as of January 1, 2024	4,215,571	$4	$20,640	$(22,928)	$(2,284)	$562	$(1,722)
Share Based Compensation to employees and non-employees	–	–	6	–	6	3	9

Net income	–	–	–	70	70	(82)	(12)
Balance as of March 31, 2024 (Unaudited)	4,215,571	$4	$20,646	$(22,858)	$(2,208)	$483	$(1,725)

			Additional		Total	Non-
	Ordinary shares		Paid in	Accumulated	Shareholders’	controlling
	Number	Amount	capital	Deficit	Deficiency	interests	Total
Balance as of January 1, 2023	4,215,571	$4	$19,756	$(22,604)	$(2,844)	$275	$(2,569)
Share based compensation to non-controlling parties	–	–	25	–	25	14	39
Share Based Compensation to employees and non-employees	–	–	35	–	35	–	35
Transactions with non-controlling parties	–	–	767	–	767	507	1,274

Net income	–	–	–	(186)	(186)	(130)	(316)
Balance as of March 31, 2023 (Unaudited)	4,215,571	$4	$20,583	$(22,790)	$(2,203)	$666	$(1,537)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SATIVUS TECH CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

U.S. dollars in thousands

	Three months ended
	March 31,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$(12)	$(316)
Adjustments to reconcile loss to net cash used in operating activities:
Depreciation and amortization	13	10
Share based compensation expenses to employees and non-employees	9	74
Financial expenses related to convertible loans and warrants	42	45
Change in fair value of convertible component in convertible loans	(252)	(141)

Changes in assets and liabilities:
Decrease (Increase) in other accounts receivable	23	10
Decrease (Increase) in trade payables	17	(13)
Decrease (Increase) in other accounts payables	44	(86)
Net cash used in operating activities	(116)	(417)

Cash flows from investing activities:
Purchase of property and equipment. net	(113)	(26)
Decrease (increase) in restricted cash	–	–
Decrease (increase) in deposits	199	–
Net cash used in investing activities	86	(26)

Cash flows from financing activities:
Repayment of loans	–	(114)
Lease payments	(5)	(5)
Repayment of convertible loans	–	(121)
Proceeds from issuance of shares to minority interests in subsidiary	–	1,273
Net cash provided (used) by financing activities	(5)	1,033

Increase (decrease) in cash and cash equivalents and restricted cash	(35)	590
Cash and cash equivalents and restricted cash at the beginning of the year	176	810
Cash and cash equivalents at the end of the period	$141	$1,400

Supplemental disclosures of cash flow information:
Cash paid for interest	$–	$121

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

b.	The Company has an accumulated deficit in the total amount of $22,858 as of March 31, 2024, the Company has negative operating cash flow in the total amount of $116 for the three months ended March 31, 2024, further losses are anticipated in the development of its business. Those factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due.

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

The consolidated financial statements for the three months ended March 31, 2024, do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from uncertainty related to the Company’s ability to continue as a going concern.

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

Unaudited Interim Financial Information

The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with GAAP and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from this report, as is permitted by such rules and regulations. Accordingly, these condensed consolidated financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2023, and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on April 1st, 2024 (the “2023 Annual Report”). The results for any interim period are not necessarily indicative of results for any future period.

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments that are necessary to present fairly the Company’s financial position and results of operations for the interim periods presented. The results for the three months ended March 31, 2024, are not necessarily indicative of the results for the year ending December 31, 2023, or for any future period.

As of March 31, 2024, there have been no material changes in the Company’s significant accounting policies from those that were disclosed in the 2023 Annual Report.

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

The Company’s financial assets and liabilities that are measured at fair value on a recurring basis by level within the fair value hierarchy are as follows:

	Balance as of March 31, 2024
	Level 1	Level 2	Level 3	Total
Liabilities:
Fair Value of convertible component in convertible loan, net of discounts and debt issue costs	$–	$–	$633	$633

Total liabilities	$–	$–	$633	$633

	Balance as of December 31, 2023
	Level 1	Level 2	Level 3	Total
Liabilities:
Fair Value of convertible component in convertible loan, net of discounts and debt issue costs	$–	$–	$885	$885

Total liabilities	$–	$–	$885	$885

SATIVUS TECH CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
U.S. dollars in thousands

NOTE 3:-	CONVERTIBLE LOANS

a.	On February 21, 2019, the Company received a convertible loan from third party (“February 2019 Lender”), with a two-year term, in the principal amount of $550, which bears 10% annual interest rate (“February 2019 Loan”).

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

The Company accounted for the February 2019 Loan in accordance with ASC 470-20, Debt with conversion and other Options. As of March 31, 2024, the BCF was revalued at $127.

On December 10, 2023, the Loan agreement as extended until June 30, 2024.

The February 2019 Loan is included in the convertible loans in current liabilities as of March 31, 2024, in the amount of $369, and $361 as of December 31, 2023.

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

The Company accounted for the October 2019 Loan in accordance with ASC 470-20, Debt with conversion and other Options. As of March 31, 2024, the BCF was revalued at $389.

On December 20, 2022, the Company paid accrued interest of the October 2019 Loan in the amount of $100, and the October 2019 Loan agreement as extended until June 30, 2023.

On January 2023, the Company paid accrued interest of the October 2019 Loan in the amount of $100.

On December 10, 2023, the Loan agreement as extended until June 30, 2024.

The October 2019 Loan is included in the convertible loans in current liabilities as of December 31, 2023, in the amount of $1,341.

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

The Company accounted for the August 2020 Loan in accordance with ASC 470-20, Debt with conversion and other Options. The combined intrinsic value of the BCF for the August 2020 Loan was calculated and valued at $249 as of August 7, 2020, and the Company allocated $249 to the BCF as a liability. As of March 31, 2024, the BCF was revalued at $82 ($190 as of December 31, 2023).

The Company used an independent appraiser to estimate the fair value of BCF which used the Monte Carlo option pricing model using the following weighted average assumptions:

	August 7, 2020	December 31, 2023	March 31, 2024
Share price	$0.80	$0.160	$0.09
Dividend yield	0	0	0%
Risk-free interest rate	0.13%	5.26%	5.23%
Expected term (in years)	2	0.50	0.25
Volatility	163.31%	54.14%	54.14%

The August 2020 Loan is included in the convertible loans in short term liabilities as of March 31, 2024 in the amount of $273, and $268 as of December 31, 2023.

On December 10, 2023, the Loan agreement as extended until June 30, 2024.

During the three months ended March 31, 2024, the Company recorded financial income related to August 2020 Loan in the amount of $5.

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

The Company accounted for the director’s loan in accordance with ASC 470-20, Debt with conversion and other Options. The combined intrinsic value of the BCF for the August 2020 Loan was calculated and valued at $129 as of July 31, 2020, and the Company allocated $129 to the BCF as a liability. As of March 31, 2024, the BCF was revalued at $34.

The Company estimated the fair value of BCF using the Monte Carlo option pricing model using the following weighted average assumptions:

	July 31, 2020	December 31, 2023	March 31, 2024
Share price	$0.86	$0.160	$0.09
Dividend yield	0	0	0%
Risk-free interest rate	0.11	5.26%	5.23%
Expected term (in years)	2	0.50	0.25
Volatility	164.04%	54.14%	54.14%

During the three months ended March 31, 2024, the Company recorded financial income related to Director Loan in the amount of $73, and interest and financial expenses in the amount of $2.5 in the three months ended March 31, 2024.

SATIVUS TECH CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
U.S. dollars in thousands

NOTE 4:-	RELATED PARTIES

The following transactions arose with related parties:

	Three months ended March 31, 2024				Amounts owing
	Directors Fees	Consulting Fees / Salaries	Share based awards	Total	by (to) as of March 31, 2024
Director and CEO	$–	$46	$–	$46	$(15)
CFO	–	7	–	7	(2)
Company controlled by CFO	–	8	–	8	(3)
Directors	–	28	–	28	(138)
	$–	$89	$–	$89	$(158)

	Three months ended March 31, 2023				Amounts owing
	Directors Fees	Consulting Fees / Salaries	Share based awards	Total	by (to) as of March 31, 2023
Director and CEO	$–	$30	$–	$30	$–
CFO	–	18	–	18	(8)
Company controlled by CFO	–	13	–	13	–
Directors	–	2	–	2	(117)
	$–	$63	$–	$63	$(125)

NOTE 5:-	SHAREHOLDERS’ DEFICIT

a.	As of March 31, 2024 and December 31, 2023, the Company’s share capital is composed as follows:

	March 31, 2024		December 31, 2023
	Authorized	Issued and outstanding	Issued and outstanding	Issued and outstanding
	Number of shares
Shares of common stock of $0.0001 par value each “Shares”	500,000,000	4,215,571	500,000,000	4,215,571

SATIVUS TECH CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
U.S. dollars in thousands

NOTE 5:-	SHAREHOLDERS’ DEFICIT (cont.)

b.	Warrants

A summary of warrant activity during the three months period ended March 31, 2024, and year ended December 31, 2023 is as follows:

	Number	Average exercise price
Warrants outstanding at January 1, 2023	198,750	$5.40
Forfeited/Cancelled	(13,750)	2.00
Forfeited/Cancelled	(66,000)	1.50
Warrants outstanding at December 31, 2023	119,000	5.88

Warrants outstanding at March 31, 2024	119,000	$5.88

The following warrants are outstanding as of December 31, 2023:

Issuance date	Warrants outstanding	Exercise price per warrant	Warrants outstanding and exercisable	Expiry date
October 15, 2019	44,000	$12.50	44,000	October 15, 2024
August 7, 2020	50,000	$2.00	50,000	August 7, 2025
August 11, 2020	25,000	$2.00	25,000	August 11, 2025
	119,000		119,000

The following warrants and are outstanding as of March 31, 2024:

Issuance date	Warrants outstanding	Exercise price per warrant	Warrants outstanding and exercisable	Expiry date
October 15, 2019	44,000	$12.50	44,000	October 15, 2024
August 7, 2020	50,000	$2.00	50,000	August 7, 2025
August 11, 2020	25,000	$2.00	25,000	August 11, 2025
	119,000		119,000

SATIVUS TECH CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
U.S. dollars in thousands

NOTE 5:-	SHAREHOLDERS’ DEFICIT (cont.)

c.	Share option plans:

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

(i) A summary of employee share options activity during the three-month period ended March 31, 2024, and for the year ended December 31, 2023, is as follows:

	Number	Average weighted exercise price
Options outstanding at January 1, 2023	240,000	$0.7
Exercised	(80,000)	0.1
	–	–
Options outstanding at December 31, 2023	160,000	$1.05
Granted	–	–
Exercised	–	–
Forfeited	–	–
Options outstanding at March 31, 2024	160,000	$1.05

Options exercisable at March 31, 2024	160,000	$1.05

The following options are outstanding as of March 31, 2023:

Issuance date	Options outstanding	Exercise price per option	Options outstanding and exercisable	Expiry date
September 1, 2020	15,000	$0.70	12,500	September 1, 2025
October 13, 2020	50,000	$1.00	50,000	October 12, 2023
November 3, 2020	25,000	$1.00	25,000	October 25, 2025
November 3, 2020	25,000	$1.50	25,000	October 25, 2025
November 15, 2022	45,000	$1.00	45,000	November 15, 2024
	240,000		160,000

SATIVUS TECH CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
U.S. dollars in thousands

NOTE 5:-	SHAREHOLDERS’ DEFICIT (cont.)

d.	Restricted Share Units:

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

A summary of RSU activity during the three months ended March 31, 2024, and the year ended December 31, 2023 is as follows:

Number
RSU outstanding at January 1, 2023	536,000
Forfeited	(5,000)
RSU outstanding at December 31, 2023	531,000

RSU’s outstanding at March 31, 2024	531,000

SATIVUS TECH CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
U.S. dollars in thousands

NOTE 6:-	FINANCIAL INCOME (EXPENSES)

	Three months ended	Three months ended
	March 31,	March 31,
	2024	2023
Financial income (expense) related to interest and revaluation of convertible component in convertible loans	$209	$80
Financial expenses related to warrants	–	–
Foreign currency transactions and other	(6)	(3)
	$203	$77

NOTE 7:-	LIENS, COMMITMENTS

Saffron leases its facility on a lease that expires on September 11, 2024. Lease payments are approximately $2 per month ($23 annually).

Saffron Tech is committed to pay royalties to the IIA on the proceeds from sales of products resulting from research and development projects in which the IIA participates by way of grants. In the first 3 years of sales the Company shall pay 3% of the sales of the product which was developed under IIA research and development projects. In the fourth, fifth and sixth years of sales, the Company shall pay 4% of such sales and from the seventh year onwards the Company shall pay 5% of up to 100% of the amount of grants received plus interest at LIBOR. Saffron Tech was entitled to the grants only upon incurring research and development expenditures. There were no future performance obligations related to the grants received from the IIA. As of March 31, 2024, the contingent liabilities with respect to grants received from the IIA, subject to repayment under these royalty agreements on future sales is $Nil.

NOTE 8:-	SUBSEQUENT EVENTS

In accordance with ASC 855-10, Company management reviewed all material events through the date of this report and determined that there are no additional material subsequent events to report.

Item 1C. Cybersecurity

We recognize the critical importance of developing, implementing, and maintaining robust cybersecurity measures to safeguard our information systems and protect the confidentiality, integrity, and availability of our data. We currently have security measures in place to protect our clients, customers, employees, and vendor information and prevent data loss and other security breaches. We also only use third party software for accounting, billing and payroll that have successful SOC 1 type 2 compliance. Both management and the Board are actively involved in the continuous assessment of risks from cybersecurity threats, including prevention, mitigation, detection, and remediation of cybersecurity incidents.

Our current cybersecurity risk assessment program consists of an annual review of our risks and policies. The program outlines governance, policies and procedures, and technology we use to oversee and identify risks from cybersecurity threats.

Our CEO is responsible for overseeing our business operations and are responsible for day-to-day assessment and management of risks from cybersecurity threats, including the prevention, mitigation, detection, and remediation of cybersecurity incidents. We also use the services of an outside consulting firm to monitor activity and advise the company of cybersecurity protocols.

We routinely undertake activities to prevent, detect, and minimize the effects of cybersecurity incidents, including an annual risk review, policy reviews and revisions. In addition, we maintain business continuity, contingency, and recovery plans for use in the event of a cybersecurity incident by the administering of local and cloud based back up of files. and emails.

We engaged and used the advice of a third-party consultant to help us assess and identify risks from cybersecurity threats, including the threat of a cybersecurity incident, and manage our risk assessment program. Among other things, these providers have recommended periodic evaluations of the work stations.

We have multiple controls in place in order to prevent breaches, some of these controls include:

a.	FMA/2FA, this is our first AND most important first line of defense, no one should have MFA bypassed or disabled, with no exceptions.

b.	Email Banner for external emails. This banner assists us to identify any phishing / impersonation email and cannot be bypassed.

c.	Conditional Access Policy (CAP): Rejects connections to Exchange Online from un-authorized countries. We are further enhancing this control by implementing ACL's (access lists) in our CRM and ERP systems and any other mission critical platform. ALL platforms should have MFA enforced, any platform not supporting MFA in 2024 is deemed high-risk and immediately replaced as it is obsolete and poses high-risk to the Company.

As of the date of this report, no cybersecurity incident (or aggregation of incidents) or cybersecurity threat has materially affected our results of operations or financial condition. However, an actual or perceived breach of our security could damage our reputation and cause damage to our relationships, , as well as prevent us from attracting new clients / customers. and / or subject us to third-party lawsuits, regulatory fines or other actions or liabilities, any of which could adversely affect our business, operating results or financial condition. We currently do not carry a cyber liability insurance policy, but are evaluating whether to acquire one to mitigate any financial impact of a cybersecurity breach.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH OUR AUDITED FINANCIAL STATEMENTS AND THE RELATED NOTES THAT APPEAR ELSEWHERE IN THIS QUARTERLY REPORT ON FORM 10-Q AND THE FINANCIAL STATEMENTS AND RELATED NOTES THERETO FOR THE FISCAL YEAR ENDED DECEMBER 31, 2023 AND THE RELATED MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, BOTH OF WHICH ARE CONTAINED IN OUR ANNUAL REPORT ON FORM 10-K FILED WITH THE SECURITIES AND EXCHANGE COMMISSION (THE “SEC”), ON MARCH 31, 2024. PAST OPERATING RESULTS ARE NOT NECESSARILY INDICATIVE OF RESULTS THAT MAY OCCUR IN FUTURE PERIODS. THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT REFLECT OUR PLANS, ESTIMATES AND BELIEFS. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE THOSE DISCUSSED BELOW AND ELSEWHERE IN THIS QUARTERLY REPORT.

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other Federal securities laws, and is subject to the safe-harbor created by such Act and laws. Forward-looking statements may include statements regarding our goals, beliefs, strategies, objectives, plans, including product and technology developments, future financial conditions, results or projections or current expectations These forward-looking statements involve known or unknown risks, uncertainties and other factors that may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “potential,” “continue,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” and similar expressions. These statements are based on our current beliefs, expectations, and assumptions and are subject to a number of risks and uncertainties. Although we believe that the expectations reflected-in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Our actual results may differ materially from those anticipated in these forward-looking statements. These forward-looking statements are made as of the date of this report, and we assume no obligation to update these forward-looking statements whether as a result of new information, future events, or otherwise, other than as required by law. In light of these assumptions, risks, and uncertainties, the forward-looking events discussed in this report might not occur and actual results and events may vary significantly from those discussed in the forward-looking statements. Further information on potential factors that could affect our business is described under the heading “Risk Factors” in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended March 31, 2023. Readers are also urged to carefully review and consider the various disclosures we have made in that report.

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

On March 1, 2023, Saffron Tech entered into an investment agreement with Korean-based company, Dreamtech Co Ltd (“Dreamtech”), a leading provider and manufacturer of tech components for innovative products including advanced mobile and medical devices. Under this new agreement, Dreamtech will fund an initial investment of $1 million followed by an additional $1 million upon a successful cultivation of saffron in Korea. On March 5th Dreamtech officially announced a successful completion of the POC for Saffron cultivation in Korea, while meeting the defined success measurements for saffron quantity and saffron quality.

Saffron Tech aims to be the first company to create a large-scale production of saffron using vertical farming technology to meet the growing demand of the spice for use in beauty, wellness, and pharmaceutical applications. Sativus Tech’s interest in Saffron Tech now totals 54% post-raise.

On May 9, 2024, Saffron Tech launched a pilot site in Ganei Tal, Israel. The pilot demonstrates commercial-like Saffron cultivation, using Saffron Tech proprietary technology and growth protocol.8j0. In the pilot site Saffron Tech will grow more than 12,000 corms in parallel, 4 cycles a year. The company invested $290, The Israeli innovation authority ("IIA") participation was $250.

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

These unaudited condensed financial statements should be read in conjunction with our December 31, 2023, annual financial statements included in our Form 10-K, filed with the SEC on April 1st, 2024.

Going Concern

Due to the uncertainty of our ability to meet our current operating and capital expenses, our independent auditors included an explanatory paragraph in their report on the condensed consolidated financial statements for the three months ended March 31, 2024, regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

Results of Operations

Three months ended March 31, 2024 compared to the three months ended March 31, 2023

Operating Expenses

Research and development expenses for the three months ended March 31, 2024, were $126 thousand compared to $233 thousand for the same period in 2023. Gross research and development expenses in 2024 were $170 thousand, offset by the amounts received in respect of participation in expenses by the Israeli Innovation Authority in the amount of $44 which reduced total research and development expenses for the three months ended March 31, 2024, to $126 thousand.

General and administrative (“G&A”) expenses for the three months ended March 31, 2024, were $89 thousand compared to $160 thousand for the same period in 2023. The decrease is G&A expenses is mainly due to decrease in share based expenses of $ 70.

Total financial income for the three months ended March 31, 2024, was $203 compared to $77 thousand for the same period in 2023. Financial income is due to financial gains related to revaluations of convertible component in convertible loans.

Liquidity and Capital Resources

Overview

Since inception on January 16, 2015, the Company has a cumulative deficit of $22,858 thousand and a working capital deficit of $2,095 thousand as of March 31, 2024. Our future growth is dependent upon achieving further purchase orders and execution, management of operating expenses and ability of the Company to obtain the necessary financing to fund future obligations, and upon profitable operations.

Historically, we have financed our cash flow and operations from the initial contribution of our majority shareholder and by raising equity and convertible loans.

We had a negative working capital of $2,094 thousand and $1,993 thousand as of March 31, 2024, and December 31, 2023, respectively.

During the three months ended March 31, 2024, we had negative cash flow from operations of $116 thousand which was mainly the result of a net loss of $12 thousand, and financial gains from revaluations of convertible component in convertible loans in the amount of $252 thousand off set by changes in assets and liabilities of $84, depreciation of $13 and financial expenses related to convertible loans and warrants of $42. Compared to a negative cash flow from operations of $417 thousand during the three months ended March 31, 2023.

During the three months ended March 31, 2024, we had positive cash flow from investing activities of $86 which was mainly the result of increase in deposits of $199 thousand offset by $113 purchase of fixed assets. Compared to a negative cash flow from investing activities of $26 thousand during the three months ended March 31, 2023.

During the three months ended March 31, 2024, we had a negative cash flow from financing activities of $5 thousand from lease payments , compared to a positive cash flow from financing activities during the three months ended March 31, 2023 of $ 1,033. Cash flow from financing activities in the three months ended March 31, 2023, was a result of issuance of shares to minority interests in a subsidiary in the amount of $1,273 thousand, offset by repayment of loans in the amount of $114 thousand, repayment of convertible loans of $121 and lease payment of $5.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act of 1934, as amended (the “Exchange Act”) and are not required to provide the information required under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of our Quarterly Report on Form 10-Q, an evaluation was carried out by management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of March 31, 2024. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

During evaluation of disclosure controls and procedures as of March 31, 2024, conducted as part of our preparation of the quarterly unaudited condensed financial statements, management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures and concluded that our disclosure controls and procedures were not effective.

Changes in Internal Control Over Financial Reporting

As of the end of the period covered by this report, there have been no changes in internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II- Other Information

Item 5. Other Information

During the quarter ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Description
10.1	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 2, 2019).
31.1*	Rule 13a-14(a) Certification of the Chief Executive Officer
31.2*	Rule 13a-14(a) Certification of the Chief Financial Officer
32.1**	Section 1350 Certification of Chief Executive Officer
32.2**	Section 1350 Certification of Chief Financial Officer
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Dated: May 20, 2024	By:	/s/ Tal Wilk-Glazer
Tal Wilk-Glazer
Chief Executive Officer
SATIVUS TECH CORP.

