Form 10-Q
period 2024-06-30
SATIVUS TECH CORP.
filed 2024-08-14
CIK 1661600

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended June 30, 2024

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

As of August 10, 2024, the registrant had 4,215,571 shares of its Common Stock, $0.001 par value, outstanding.

When used in this quarterly report, the terms “Sativus Tech Corp.” “the Company,” “we,” “our,” and “us” refer to Sativus Tech Corp.

i

PART I. Financial Information

Item 1. Condensed Consolidated Financial Statements

SATIVUS TECH CORP.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of June 30, 2024

1

SATIVUS TECH CORP.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2024

IN THOUSANDS OF U.S. DOLLARS

SATIVUS TECH CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands, except share and per share data

	June 30,	December 31,
	2024	2023
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$178	$176
Deposits	11	637
Restricted cash	11	11
Other current assets	316	313
Total current assets	516	1,137

NON-CURRENT ASSETS
Right-of-use asset	7	15
Property and equipment, net	487	256
Total non-current assets	494	271

Total assets	$1,010	$1,408

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES

Accounts payable	$130	$46
Other current liabilities	118	112
Convertible loans	2,154	2,074
Fair value of convertible component in convertible loans	3,112	885
Short term lease liability	4	13
Total Liabilities	5,518	3,130

SHAREHOLDERS’ DEFICIT

Ordinary shares of $0.0001 par value Authorized: 500,000,000 shares at June 30, 2024 and December 31, 2023; Issued and Outstanding: 4,215,571 and 4,215,571 shares at June 30, 2024 and December 31, 2023, respectively	4	4
Additional Paid in capital	20,649	20,640
Accumulated deficit	(25,552)	(22,928)
	(4,899)	(2,284)
Non-controlling interests	391	562
Total shareholders’ deficit	(4,508)	(1,722)

Total liabilities and shareholders’ deficit	$1,010	$1,408

The accompanying notes are an integral part of these condensed consolidated financial statements.

SATIVUS TECH CORP.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

U.S. dollars in thousands, except share and per share data

	Three months ended		Six months ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Operating expenses:
Research and development	$(198)	$93	$(324)	$(140)

Selling and marketing	–	–	–	–

General and administrative	(43)	(146)	(132)	(305)

Operating loss	(241)	(53)	(456)	(445)

Financial income (expenses), net	(2,548)	(947)	(2,345)	(871

Net loss	(2,789)	(1,000)	(2,801)	(1,316)

Non-controlling interests	(95)	(4)	(177)	(134)
Net loss attributable to equity holders of the Company	$(2,694)	$(996)	$(2,624)	$(1,182)

Basic and diluted net loss per share	$(0.66)	$(0.24)	$(0.66)	$(0.31)

Weighted average number of Ordinary shares used in computing basic and diluted loss per share	4,215,571	4,215,571	4,215,571	4,215,571

The accompanying notes are an integral part of these condensed consolidated financial statements.

SATIVUS TECH CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

U.S. dollars in thousands, except share and per share data

	Ordinary shares		Additional Paid in	Accumulated	Total Shareholders’	Non- controlling
	Number	Amount	capital	Deficit	Deficiency	Interests	Total
Balance as of January 1, 2024	4,215,571	$4	$20,640	$(22,928)	$(2,284)	$562	$(1,722)
Share Based Compensation to employees and non-employees	–	–	6	–	6	3	9

Net income (loss)	–	–	–	70	70	(82)	(12)
Balance as of March 31, 2024 (Unaudited)	4,215,571	4	20,646	(22,858)	(2,208)	483	(1,725)
Share based compensation to non-controlling parties	–	–
Share Based Compensation to employees and non-employees	–	–	3	–	3	3	6

Net income (loss)	–	–	–	(2,694)	(2,694)	(95)	(2,789)
Balance as of June 30, 2024 (Unaudited)	4,215,571	$4	$20,649	$(25,552)	$(4,899)	$391	$(4,508)

	Ordinary shares		Additional Paid in	Accumulated	Total Shareholders’	Non- controlling
	Number	Amount	capital	Deficit	Deficiency	Interests	Total
Balance as of January 1, 2023	4,215,571	$4	$19,756	$(22,604)	$(2,844)	$275	$(2,569)
Share based compensation to non-controlling parties	–	–	25	–	25	14	39
Share Based Compensation to employees and non-employees	–	–	35	–	35	–	35
Transactions with non-controlling parties	–	–	767	–	767	507	1,274

Net income (loss)	–	–	–	(186)	(186)	(130)	(316)
Balance as of March 31, 2023 (Unaudited)	4,215,571	4	20,583	(22,790)	(2,203)	666	(1,537)
Share based compensation to non-controlling parties	–	–	15	–	15	11	26
Share Based Compensation to employees and non-employees	–	–	35	–	35	–	35
Cancellation of share options in subsidiary	–	–	(8)	–	(8)	(6)	(14)

Net loss	–	–	–	(996)	(996)	(4)	(1,000)
Balance as of June 30, 2023 (Unaudited)	4,215,571	$4	$20,625	$(23,786)	$(3,157)	$667	$(2,490)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SATIVUS TECH CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

U.S. dollars in thousands

	Six months ended
	June,
	2024	2023
Cash flows from operating activities:
Net loss	$(2,801)	$(1,316)
Adjustments to reconcile loss to net cash used in operating activities:
Depreciation and amortization	39	23
Share based compensation expenses to employees and non-employees	15	121
Financial expenses related to convertible loans and warrants	79	91
Change in fair value of convertible component in convertible loans	2,227	747

Changes in assets and liabilities:
Decrease (Increase) in other accounts receivable	(3)	36
Decrease (Increase) in trade payables	6	(19)
Decrease (Increase) in other accounts payables	86	–
Decrease in other current liabilities	–	(40)
Net cash used in operating activities	(352)	(357)

Cash flows from investing activities:
Decrease (Increase) in short term deposits	626	(795)
Purchase of property and equipment	(263)	(44)
Net cash used in investing activities	363	(839)

Cash flows from financing activities:
Lease payments	(9)	(10)
Repayment of convertible loans	–	(121)
Repayment of short term loans	–	(114)
Proceeds from issuance of shares to minority interests in subsidiary	–	1,273
Net cash provided (used) by financing activities	(9)	1,028

Increase (decrease) in cash and cash equivalents	2	(168)
Cash and cash equivalents at the beginning of the year	176	810
Cash and cash equivalents at the end of the period	$178	$642

Supplemental disclosures of cash flow information:
Cash paid for interest	$–	$75
Conversion of convertible loans	$–	$–
Purchase of fixed assets by issuance of share capital	$–	$28

The accompanying notes are an integral part of these condensed consolidated financial statements.

SATIVUS TECH CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
U.S. dollars in thousands

NOTE 1:	GENERAL

a.	SATIVUS TECH CORP. (formerly SEEDO CORP.) (the “Company”, “Our” or “We”) was formed on January 16, 2015, under the laws of the State of Delaware. Prior to July 2020, we were involved in producing a plant growing device managed and controlled by an artificial intelligent algorithm, allowing consumers to grow their own herbs and vegetables effortlessly from seed to plant, while providing optimal conditions to assure premium quality produce year-round. However, due to financial and operational difficulties and during 2020, we ceased these operations and on July 19, 2020, the Company formed a new wholly-owned subsidiary in Israel, Hachevra Legiduley Pkaot Beisrael Ltd. (the “New Subsidiary”), to develop a fully automated and remotely managed system for growing saffron and other vegetables. On November 5, 2020, the New Subsidiary changed its name to Saffron-Tech Ltd. (or “Saffron Tech”). As of the date of this report, and following various financings in Saffron Tech, the Company owns 54% of Saffron Tech.

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

b.	The Company has an accumulated deficit in the total amount of $25,552 as of June 30, 2024, the Company has negative operating cash flow in the total amount of $352 for the six months ended June 30, 2024, further losses are anticipated in the development of its business. Those factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due.

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

The consolidated financial statements for the six months ended June 30, 2024, do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from uncertainty related to the Company’s ability to continue as a going concern.

SATIVUS TECH CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
U.S. dollars in thousands

NOTE 2:	SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation:

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary and were prepared in accordance with Generally Accepted Accounting Principles in the United States of America (“GAAP”)

All intercompany accounts and transactions have been eliminated in consolidation.

Unaudited Interim Financial Information

The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with GAAP and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from this report, as is permitted by such rules and regulations. Accordingly, these condensed consolidated financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2023, and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on April 1, 2024 (the “2023 Annual Report”). The results for any interim period are not necessarily indicative of results for any future period.

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments that are necessary to present fairly the Company’s financial position and results of operations for the interim periods presented. The results for the three and six months ended June 30, 2024, are not necessarily indicative of the results for the year ending December 31, 2023, or for any future period.

As of June 30, 2024, there have been no material changes in the Company’s significant accounting policies from those that were disclosed in the 2023 Annual Report.

Fair value of financial instruments

ASC Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”), defines fair value as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date.

SATIVUS TECH CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
U.S. dollars in thousands

NOTE 2:	SIGNIFICANT ACCOUNTING POLICIES (cont.)

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

The Company’s financial assets and liabilities that are measured at fair value on a recurring basis by level within the fair value hierarchy are as follows:

	Balance as of June 30, 2024
	Level 1	Level 2	Level 3	Total
Liabilities:
Fair Value of convertible component in convertible loan, net of discounts and debt issue costs	$–	$–	$3,112	$3,112

Total liabilities	$–	$–	$3,112	$3,112

	Balance as of December 31, 2023
	Level 1	Level 2	Level 3	Total
Liabilities:
Fair Value of convertible component in convertible loan, net of discounts and debt issue costs	$–	$–	$885	$885

Total liabilities	$–	$–	$885	$885

SATIVUS TECH CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
U.S. dollars in thousands

NOTE 3:	CONVERTIBLE LOANS

a.	On February 21, 2019, the Company received a convertible loan from third party (“February 2019 Lender”), with a two-year term, in the principal amount of $550, which bears 10% annual interest rate (“February 2019 Loan”).

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

The Company accounted for the February 2019 Loan in accordance with ASC 470-20, Debt with conversion and other Options. As of June 30, 2024, the BCF was revalued at $645.

On December 10, 2023, the Loan agreement as extended until June 30, 2024.

The February 2019 Loan is included in the convertible loans in current liabilities as of June 31, 2024, in the amount of $377, and $361 as of December 31, 2023.

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

SATIVUS TECH CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
U.S. dollars in thousands

NOTE 3:	CONVERTIBLE LOANS (cont.)

The Company accounted for the October 2019 Loan in accordance with ASC 470-20, Debt with conversion and other Options. As of June 30, 2024, the BCF was revalued at $1,915.

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

The fair value of the conversion feature (hereafter “Convertible Component”) in the amount of $1,915 was calculated with the following parameters:

Schedule of assumptions used for conversion feature
June 30, 2024
Share price	$0.327
80% of the lowest the volume-weighted average price	$0.136

The October 2019 Loan is included in the convertible loans in current liabilities as of June 30, 2024, in the amount of $1,363, and $1,314 as of December 31, 2023.

During the six months ended June 30, 2024, the Company recorded interest and financial expenses related to October 2019 Loan in the amount of $1,584, and financial income in the amount of $678 in the six months ended June 30, 2023.

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

On December 10, 2023, the Loan agreement as extended until June 30, 2024

SATIVUS TECH CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
U.S. dollars in thousands

NOTE 3:	CONVERTIBLE LOANS (cont.)

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

The Company accounted for the August 2020 Loan in accordance with ASC 470-20, Debt with conversion and other Options. The combined intrinsic value of the BCF for the August 2020 Loan was calculated and valued at $249 as of August 7, 2020, and the Company allocated $249 to the BCF as a liability. As of June 31, 2024, the BCF was revalued at $390 ($190 as of December 31, 2023).

As of June 30, 2023, the Company has defaulted on the August 2020 Loan. On July 31, the August 2020 Loan agreement was extended until December 30, 2023.

The fair value of the conversion feature (hereafter “Convertible Component”) in the amount of $390 was calculated with the following parameters:

June 30, 2024
Share price	$0.327
80% of the lowest the volume-weighted average price	$0.136

The August 2020 Loan is included in the convertible loans in short term liabilities as of June 30, 2024 in the amount of $259, and $249 as of December 31, 2023.

During the six months ended June 30, 2024, the Company recorded interest and financial expenses related to August 2020 Loan in the amount of $209, and interest and financial income in the amount of $100 in the six months ended June 30, 2023.

SATIVUS TECH CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
U.S. dollars in thousands

NOTE 3:	CONVERTIBLE LOANS (cont.)

d.	From November 2020 through to December 31, 2020, the Company received $425 from third party investors from the issuance of convertible promissory notes (“2020 Promissory Notes”). The Promissory Notes bear no interest, are convertible into Shares based on a fixed conversion price of $1.00 per share and mature between 6 and 24 months from the issuance date. Pursuant to the 2020 Promissory Notes, one of the investors received warrants to purchase 33,000 Shares at an exercise price of $1.50 through to December 17, 2021. (“2020 Promissory Warrants”)

From January 2021 through to February 16, 2021, the Company received an additional $530 from third party investors from the issuance of Promissory Notes (“2021 Promissory Notes). One of the investors received 33,000 warrants (“2021 Promissory Warrants”). The 2021 Promissory Warrants have the same terms as the 2020 Promissory Notes. During December 2021 the 2020 Promissory Warrants and the 2021 Promissory Warrants were extended to December 31, 2023.

During the year ended December 31, 2021, Promissory Notes in the amount of $830 have been converted into shares. On December 14, 2023, Promissory Notes in the amount of $100 were repaid to the investors.

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

The fair value of the warrants granted was $18 using the Black-Scholes-Merton option pricing model using the following assumptions:

August 2020
Share price	$0.86
Dividend yield	0%
Risk-free interest rate	0.21%
Expected term (in years)	5
Volatility	176.96%

SATIVUS TECH CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
U.S. dollars in thousands

NOTE 3:	CONVERTIBLE LOANS (cont.)

The Company accounted for the director’s loan in accordance with ASC 470-20, Debt with conversion and other Options. The combined intrinsic value of the BCF for the August 2020 Loan was calculated and valued at $129 as of July 31, 2020, and the Company allocated $129 to the BCF as a liability. As of June 30, 2024, the BCF was revalued at $162 ($182 as of December 31, 2023).

The fair value of the conversion feature (hereafter “Convertible Component”) in the amount of $162 was calculated with the following parameters:

June 30, 2024
Share price	$0.327
80% of the lowest the volume-weighted average price	$0.136

During the six months ended June 30, 2024, the Company recorded interest and financial income related to Director Loan in the amount of $16, and interest and financial expenses in the amount of $56 in the six months ended June 30, 2023.

NOTE 4:	RELATED PARTIES

The following transactions arose with related parties:

	Six months ended June 30, 2024				Amounts owing
	Directors Fees	Consulting Fees / Salaries	Interest	Total	by (to) as of June 30, 2024
Director and CEO	$–	$90	$–	$90	$(15)
CFO	–	14	–	14	(3)
Company controlled by CFO	–	17	–	17	–
Directors	–	–	5	5	(115)
	$–	$121	$39	$126	$(133)

	Six months ended June 30, 2023				Amounts owing
	Directors Fees	Consulting Fees / Salaries	Interest	Total	by (to) as of June 30, 2022
Director and CEO	$–	$82	$–	$82	$(13)
CFO	–	36	–	36	(5)
Company controlled by CFO	–	26	–	26	–
Directors	–	42	26	68	(112)
	$–	$186	$26	$212	$(130)

SATIVUS TECH CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
U.S. dollars in thousands

NOTE 5:	SHAREHOLDERS’ DEFICIT

a.	As of June 30, 2024 and December 31, 2023, the Company’s share capital is composed as follows:

	June 30, 2024		December 31, 2023
	Authorized	Issued and outstanding	Issued and outstanding	Issued and outstanding
	Number of shares
Shares of common stock of $0.0001 par value each “Shares”	500,000,000	4,215,571	500,000,000	4,215,571

b.	Warrants

A summary of warrant activity during the six months period ended June 30, 2024, and year ended December 31, 2023 is as follows:

	Number	Average exercise price
Warrants outstanding at January 1, 2023	198,750	$5.40
Granted	–	–
Exercised	–	–
Forfeited/Cancelled	(13,750)	2.00
Forfeited/Cancelled	(66,000)	1.50
Warrants outstanding at December 31, 2023	119,000	$5.88
Expired	–	–
Exercised	–	–
Forfeited/Cancelled	–	–
Warrants outstanding at June 30, 2024	119,000	$5.88

SATIVUS TECH CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
U.S. dollars in thousands

NOTE 5:	SHAREHOLDERS’ DEFICIT (cont.)

The following warrants are outstanding as of December 31, 2023:

Issuance date	Warrants outstanding	Exercise price per warrant	Warrants outstanding and exercisable	Expiry date
October 15, 2019	44,000	$12.50	44,000	October 15, 2024
August 7, 2020	50,000	$2.00	50,000	August 7, 2025
August 11, 2020	25,000	$2.00	25,000	August 11, 2025
	119,000		119,000

The following warrants and are outstanding as of June 30, 2024:

Issuance date	Warrants outstanding	Exercise price per warrant	Warrants outstanding and exercisable	Expiry date
October 15, 2019	44,000	$12.50	44,000	October 15, 2024
August 7, 2020	50,000	$2.00	50,000	August 7, 2025
August 11, 2020	25,000	$2.00	25,000	August 11, 2025
	119,000		119,000

c.	Share option plans:

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

SATIVUS TECH CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
U.S. dollars in thousands

NOTE 5:	SHAREHOLDERS’ DEFICIT (cont.)

(i)	A summary of employee share options activity during the six-month period ended June 30, 2024, and for the year ended December 31, 2023, is as follows:

	Number	Average weighted exercise price
Options outstanding at January 1, 2023	240,000	$0.7
Granted	(80,000)	0.1
Exercised	–	–
Forfeited	–	–
Options outstanding at December 31, 2023	160,000	$1.05
Granted	–	–
Exercised	–	–
Forfeited	–	–
Options outstanding at June 30, 2023	160,000	$1.05

Options exercisable at June 30, 2024	160,000	$1.05

The following options are outstanding as of June 30, 2024:

Issuance date	Options outstanding	Exercise price per option	Options outstanding and exercisable	Expiry date
September 1, 2020	15,000	$0.70	15,000	September 1, 2025
October 13, 2020	50,000	$1.00	50,000	October 12, 2023
November 3, 2020	25,000	$1.00	25,000	October 25, 2025
November 3, 2020	25,000	$1.50	25,000	October 25, 2025
November 15, 2022	45,000	$1.00	45,000	November 15, 2024
	160,000		160,000

SATIVUS TECH CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
U.S. dollars in thousands

NOTE 5:	SHAREHOLDERS’ DEFICIT (cont.)

d.	Restricted Share Units:

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

A summary of RSU activity during the six months ended June 30, 2024, and the year ended December 31, 2023 is as follows:

Number
RSU outstanding at January 1, 2023	536,000
Granted	–
Exercised	–
Forfeited	(5,000)
RSU outstanding at December 31, 2023	531,000
Granted	–
Exercised	–
Forfeited	–
RSU’s outstanding at June 30, 2024	531,000

SATIVUS TECH CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
U.S. dollars in thousands

NOTE 6:	FINANCIAL INCOME (EXPENSES)

	Three months ended		Six months ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023

Financial income (expenses) related to interest and revaluation of convertible component in convertible loans	$(2,514)	$(911)	$(2,305)	$(832)

Financial expenses related to warrants	–	–	–	–

Foreign currency transactions and other	(34)	(36)	(40)	(39)

	$(2,548)	$(947)	$(2,345)	$(871)

NOTE 7:	LIENS, COMMITMENTS

Saffron leases its facility on a lease that expires on September 11, 2024. Lease payments are approximately $2 per month ($23 annually).

Saffron Tech is committed to pay royalties to the IIA on the proceeds from sales of products resulting from research and development projects in which the IIA participates by way of grants. In the first 3 years of sales the Company shall pay 3% of the sales of the product which was developed under IIA research and development projects. In the fourth, fifth and sixth years of sales, the Company shall pay 4% of such sales and from the seventh year onwards the Company shall pay 5% of up to 100% of the amount of grants received plus interest at LIBOR. Saffron Tech was entitled to the grants only upon incurring research and development expenditures. There were no future performance obligations related to the grants received from the IIA. As of June 30, 2024, the contingent liabilities with respect to grants received from the IIA, subject to repayment under these royalty agreements on future sales is $Nil. As of June 30, 2024, Saffron Tech received a total of $729 from the IIA

NOTE 8:	SUBSEQUENT EVENTS

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

On May 9, 2024, Saffron Tech launched a pilot site in Ganei Tal, Israel. The pilot demonstrates commercial-like Saffron cultivation, using Saffron Tech proprietary technology and growth protocol. In the pilot site Saffron Tech will grow more than 12,000 corms in parallel, 4 cycles a year. The company invested $290, The Israeli innovation authority (“IIA”) participation was $250.

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

These unaudited condensed financial statements should be read in conjunction with our December 31, 2023, annual financial statements included in our Form 10-K, filed with the SEC on April 1, 2024.

Going Concern

Due to the uncertainty of our ability to meet our current operating and capital expenses, our independent auditors included an explanatory paragraph in their report on the condensed consolidated financial statements for the six months ended June 30, 2024, regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

Results of Operations

Six months ended June 30, 2024 compared to the six months ended June 30, 2023

Operating Expenses

Research and development expenses for the six months ended June 30, 2024, were $324 thousand compared to $140 thousand for the same period in 2023. Gross research and development expenses were $414 thousand, offset by the amounts received in respect of participation in expenses by the Israeli Innovation Authority in the amount of $90 thousand (previous period – $395) which reduced total research and development expenses for the six months ended June 30, 2024, to $324 thousand.

General and administrative (“G&A”) expenses for the six months ended June 30, 2024, were $132 thousand compared to $305 thousand for the same period in 2023.

Total financial expenses for the six months ended June 30, 2024, were $2,345 compared to the amount of $871 for the same period in 2023. Financial expenses are due mainly to financial losses related to revaluations of convertible component in convertible loans.

Three months ended June 30, 2024 compared to the three months ended June 30, 2023

Operating Expenses

Research and development income for the three months ended June 30, 2024, was $198 thousand compared to income in the amount of $93 thousand for the same period in 2023. Gross research and development expenses in 2024 were $244 thousand, offset by the amounts received in respect of participation in expenses by the Israeli Innovation Authority in the amount of $46 thousand (previous period $395) which reduced total research and development expenses for the three months ended June 30, 2024, to income in the amount of $198 thousand.

General and administrative (“G&A”) expenses for the three months ended June 30, 2024, were $43 thousand compared to $146 thousand for the same period in 2023.

Total financial expenses for the three months ended June 30, 2024, were $2,548 thousand compared to $947 thousand for the same period in 2023. Financial expenses are due mainly to financial losses related to revaluations of convertible component in convertible loans.

Liquidity and Capital Resources

Overview

Since inception on January 16, 2015, the Company has a cumulative deficit of $25,552 thousand and a working capital deficit of $5,002 thousand as of June 30, 2024. Our future growth is dependent upon achieving further purchase orders and execution, management of operating expenses and the ability of the Company to obtain the necessary financing to fund future obligations, and upon profitable operations.

Historically, we have financed our cash flow and operations from the initial contribution of our majority shareholder and by raising equity and convertible loans.

As of June 30, 2024, we had current assets of $516 thousand consisting of $178 thousand in cash and cash equivalents, $22 thousand in short-term deposits and $316 thousand in other current assets.

We had $5,519 thousand in current liabilities consisting of $118 thousand in other current liabilities, $2,154 thousand in Convertible loans, $3,112 thousand in convertible component, $4 thousand in short-term lease liability and $132 thousand accounts payables.

As of December 31, 2023, we had current assets of $1,137 thousand consisting of $176 thousand in cash and cash equivalents, $648 thousand in short-term deposits and $313 thousand in other current assets. We had $3,130 thousand in current liabilities, which consisted of $46 thousand in accounts payable, $112 thousand other accounts payable, $2,074 thousand Convertible loans, $885 thousand in BCF liability, and $13 thousand in short term lease liability.

We had a negative working capital of $5,002 thousand and $1,993 thousand as of June 30, 2024, and December 31, 2023, respectively.

Our Current liabilities as of June 30, 2024, were $5,519 thousand compared to $3,130 thousand as of December 31, 2023.

During the six months ended June 30, 2024, we had negative cash flow from operations of $352 thousand which was mainly the result of a net loss of $2,801 thousand, offset by financial losses from revaluations of convertible component in convertible loans in the amount of $2,227 thousand.

During the six months ended June 30, 2024, we had cash flow from investing activities of $363 thousand compared to a negative cash flow from investing activities of $839 thousand during the six months ended June 30, 2023. The Increase was mainly due to the decrease in short term deposits in the amount of $626 thousand.

During the six months ended June 30, 2024, we had a negative cash flow from financing activities of $9 thousand compared to a positive cash flow from financing activities of $1,028 thousand during the six months ended June 30, 2023. Cash flow from financing activities in the six months ended June 30, 2024, was a result of lease payment of $9 thousand.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act of 1934, as amended (the “Exchange Act”) and are not required to provide the information required under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of our Quarterly Report on Form 10-Q, an evaluation was carried out by management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of June 30, 2024. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

During evaluation of disclosure controls and procedures as of June 30, 2024, conducted as part of our preparation of the quarterly unaudited condensed financial statements, management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures and concluded that our disclosure controls and procedures were not effective.

Changes in Internal Control Over Financial Reporting

As of the end of the period covered by this report, there have been no changes in internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II- Other Information

Item 5. Other Information

During the quarter ended June 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

SATIVUS TECH CORP.

Dated: August 14, 2024	By:	/s/ Tal Wilk-Glazer
Tal Wilk-Glazer
Chief Executive Officer

