Form 10-Q
period 2024-09-30
SATIVUS TECH CORP.
filed 2024-11-14
CIK 1661600

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2024

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period from ___________ to ___________.

Commission file number: 333-208814

SATIVUS TECH CORP.

(Exact name of registrant as specified in its charter)

Delaware	47-2847446
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

#3 Bethesda Metro Center, #700 Bethesda, Maryland	20814
(Address of principal executive offices)	(Zip Code)

800 608-6432

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
NA	NA	NA

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

As of November 14, 2024, the registrant had 4,215,571 shares of its Common Stock, $0.001 par value, outstanding.

When used in this quarterly report, the terms “Sativus Tech Corp.” “the Company,” “we,” “our,” and “us” refer to Sativus Tech Corp.

i

PART I. Financial Information

Item 1. Condensed Consolidated Financial Statements

SATIVUS TECH CORP.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of September 30, 2024

1

SATIVUS TECH CORP.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2024

IN THOUSANDS OF U.S. DOLLARS

SATIVUS TECH CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands, except share and per share data

	September 30,	December 31,
	2024	2023
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$128	$176
Short-term deposits	11	637
Other current assets	11	11
Other receivables	173	313
Total current assets	323	1,137

NON-CURRENT ASSETS
Right-of-use asset	3	15
Property and equipment, net	465	256
Total non-current assets	468	271

Total assets	$791	$1,408

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES

Accounts payables	$38	$46
Other current liabilities	140	112
Convertible loans	2,196	2,074
Fair value of convertible component in convertible loans	901	885
Short term lease liability	–	13
Total Liabilities	3,275	3,130

SHAREHOLDER’S DEFICIT
Ordinary shares of $0.0001 par value Authorized: 500,000,000 shares at September 30, 2024 and December 31, 2023; Issued and Outstanding: 4,215,571 and 4,215,571 shares at September 30, 2024 and December 31, 2023, respectively	4	4
Additional Paid in capital	20,651	20,640
Accumulated deficit	(23,482)	(22,928)
	(2,827)	(2,284)
Non-controlling interests	343	562
Total shareholders’ deficit	(2,484)	(1,722)

Total liabilities and shareholders’ deficit	$791	$1,408

The accompanying notes are an integral part of these condensed consolidated financial statements.

SATIVUS TECH CORP.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

U.S. dollars in thousands, except share and per share data

	Three months ended		Nine months ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Operating expenses:
Research and development	$(93)	$(161)	$(417)	$(301)

Selling and marketing

General and administrative	(62)	(107)	(194)	(412)

Operating loss	(155)	(268)	(611)	(713)

Financial income (expenses), net	2,174	1,252	(171)	380

Net profit (loss)	2,019	984	(782)	(333)

Non-controlling interests	(51)	(98)	(228)	(233)
Net loss attributable to equity holders of the Company	$2,070	$1,082	$(554)	$(100)

Basic net gain (loss) per share	$0.49	$0.26	$(0.13)	$(0.02)

Diluted net gain (loss) per share	$0.49	$0.22	$(0.13)	$(0.02)

Weighted average number of Ordinary shares used in computing basic loss per share	4,215,571	4,215,571	4,215,571	4,215,571

Weighted average number of Ordinary shares used in computing diluted loss per share	4,215,571	4,820,442	4,215,571	4,215,571

The accompanying notes are an integral part of these condensed consolidated financial statements.

SATIVUS TECH CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

U.S. dollars in thousands, except share and per share data

	Ordinary shares		Additional Paid in	Accumulated	Total Shareholders’	Non- controlling
	Number	Amount	Capital	Deficit	Deficiency	Interests	Total
Balance as of January 1, 2024	4,215,571	$4	$20,640	$(22,928)	$(2,284)	$562	$(1,722)
Share Based Compensation to employees and non-employees	–	–	6	–	6	3	9
Net income (loss)	–	–	–	70	70	(82)	(12)
Balance as of March 31, 2024 (Unaudited)	4,215,571	$4	$20,646	$(22,858)	$(2,208)	$483	$(1,725)
Share based compensation to non-controlling parties	–	–	–	–	–	–	–
Share Based Compensation to employees and non-employees	–	–	3	–	3	3	6
Net income (loss)	–	–	–	(2,694)	(2,694)	(95)	(2,789)
Balance as of June 30, 2024 (Unaudited)	4,215,571	$4	$20,649	$(25,552)	$(4,899)	$391	$(4,508)
Share based compensation to non-controlling parties	–	–	–	–	–	–	–
Share Based Compensation to employees and non-employees	–	–	2	–	2	3	5
Net income (loss)	–	–	–	2,070	2,070	(51)	2,019
Balance as of September 30, 2024 (Unaudited)	4,215,571	$4	$20,651	$(23,482)	$(2,827)	$343	$(2,484)

	Ordinary shares		Additional Paid in	Accumulated	Total Shareholders’	Non- controlling
	Number	Amount	Capital	Deficit	Deficiency	interests	Total
Balance as of January 1, 2023	4,215,571	$4	$19,756	$(22,604)	$(2,844)	$275	$(2,569)
Share based compensation to non-controlling parties	–	–	25	–	25	14	39
Share Based Compensation to employees and non-employees	–	–	35	–	35	–	35
Transactions with non-controlling parties	–	–	767	–	767	507	1,274
Net income (loss)	–	–	–	(186)	(186)	(130)	(316)
Balance as of March 31, 2023 (Unaudited)	4,215,571	$4	$20,583	$(22,790)	$(2,203)	$666	$(1,537)
Share based compensation to non-controlling parties	–	–	15	–	15	11	26
Share Based Compensation to employees and non-employees	–	–	35	–	35	–	35
Cancellation of share options in subsidiary	–	–	(8)	–	(8)	(6)	(14)
Net loss	–	–	–	(996)	(996)	(4)	(1,000)
Balance as of June 30, 2023 (Unaudited)	4,215,571	$4	$20,625	$(23,786)	$(3,157)	$667	$(2,490)
Share based compensation to non-controlling parties	–	–	11	–	11	8	19
Share Based Compensation to employees and non-employees	–	–	2	–	2	–	2
Net gain (loss)	–	–	–	1,082	1,082	(98)	984
Balance as of September 30, 2023 (Unaudited)	4,215,571	$4	$20,638	$(22,704)	$(2,062)	$577	$(1,485)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SATIVUS TECH CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

U.S. dollars in thousands

	Nine months ended
	September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(782)	$(333)
Adjustments to reconcile loss to net cash used in operating activities:
Depreciation and amortization	84	39
Share based compensation expenses to employees and non-employees	20	142
Financial expenses related to convertible loans and warrants	122	122
Change in fair value of convertible component in convertible loans	15	(565)

Changes in assets and liabilities:
Decrease in other accounts receivable	140	51
Increase in trade payables	(7)	(45)
Decrease in other current liabilities	28	(41)
Net cash used in operating activities	(380)	(630)

Cash flows from investing activities:
Decrease (Increase) in short-term deposits	626	(726)
Purchase of property and equipment	(281)	(48)
Net cash used in investing activities	345	(774)

Cash flows from financing activities:
Proceeds from convertible loans	–	–
Lease payments	(13)	(14)
Repayment of convertible loans	–	(126)
Repayment of short term loans	–	(114)
Proceeds from issuance of shares to minority interests in subsidiary	–	1,273
Net cash provided by financing activities	(13)	1,019

Decrease in cash and cash equivalents	(48)	(385)
Cash and cash equivalents at the beginning of the year	176	810
Cash and cash equivalents at the end of the period	$128	$425

Supplemental disclosures of cash flow information:
Cash paid for interest	$–	$–
Conversion of convertible loans	$–	$–
Purchase of fixed assets by issuance of share capital	$–	$–

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

b.	The Company has an accumulated deficit in the total amount of $23,482 as of September 30, 2024, the Company has negative operating cash flow in the total amount of $380 for the nine months ended September 30, 2023, further losses are anticipated in the development of its business. Those factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due.

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

The consolidated financial statements for the nine months ended September 30, 2024, do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from uncertainty related to the Company’s ability to continue as a going concern.

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

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments that are necessary to present fairly the Company’s financial position and results of operations for the interim periods presented. The results for the three and nine months ended September 30, 2024, are not necessarily indicative of the results for the year ending December 31, 2023, or for any future period.

As of September 30, 2024, there have been no material changes in the Company’s significant accounting policies from those that were disclosed in the 2023 Annual Report.

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

The Company’s financial assets and liabilities that are measured at fair value on a recurring basis by level within the fair value hierarchy are as follows:

	Balance as of September 30, 2024
	Level 1	Level 2	Level 3	Total
Liabilities:
Fair Value of convertible component in convertible loan, net of discounts and debt issue costs	$–	$–	$901	$901

Total liabilities	$–	$–	$901	$901

	Balance as of December 31, 2023
	Level 1	Level 2	Level 3	Total
Liabilities:
Fair Value of convertible component in convertible loan, net of discounts and debt issue costs	$–	$–	$885	$885

Total liabilities	$–	$–	$885	$885

NOTE 3:-	CONVERTIBLE LOANS

a.	On February 21, 2019, the Company received a convertible loan from third party (“February 2019 Lender”), with a two-year term, in the principal amount of $550, which bears 10% annual interest rate (“February 2019 Loan”).

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

The Company accounted for the February 2019 Loan in accordance with ASC 470-20, Debt with conversion and other Options. As of September 30, 2024, the BCF was revalued at $166.

SATIVUS TECH CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
U.S. dollars in thousands

NOTE 3:-	CONVERTIBLE LOANS (cont.)

On November 1, 2024, the loan agreement was extended until December 31, 2024.

The February 2019 Loan is included in the convertible loans in current liabilities as of September 30th, 2024, in the amount of $384, and $361 as of December 31, 2023

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

The Company accounted for the October 2019 Loan in accordance with ASC 470-20, Debt with conversion and other Options. As of September 30, 2024, the BCF was revalued at $453.

On November 1, 2024, the loan agreement was extended until December 31, 2024.

Conversion feature

In accordance with ASC 815-15-25 the conversion feature was considered an embedded derivative instrument and is to be recorded at its fair value separately from the convertible notes, within current liabilities in the Company’s balance sheet. The conversion component is then marked to market at each reporting period with the resulting gains or losses shown in the statements of operations.

The Company accounted for the October 2019 Loan in accordance with ASC 470-20, Debt with conversion and other Options. As of September 31, 2024, the BCF was revalued at $453.

The October 2019 Loan is included in the convertible loans in current liabilities as of September 30, 2024, in the amount of $1,391, and $1,314 as of December 31, 2023.

During the nine months ended September 30, 2024, the Company recorded interest and financial expenses related to October 2019 Loan in the amount of $144, and financial income in the amount of $190 in the nine months ended September 31, 2023.

SATIVUS TECH CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
U.S. dollars in thousands

NOTE 3:-	CONVERTIBLE LOANS (cont.)

c.	On August 7, 2020, the Company received a convertible loan from a third party (“August 2020 Lender”) in the amount of $200 (the “August 2020 Loan”). Per the terms of the Agreement, the August 2020 Loans has a maturity date of August 7, 2022, (“Maturity Date”) and accrues annual interest at a rate of 10%.

The August 2020 Loan is convertible by the August 2020 Lender into Shares, at their discretion, at the lower of a fixed price of $1.02 (the “Fixed Conversion Price”) or 80% of the lowest volume weighted average price (“VWAP”) of the Company’s common stock during the 10 trading days immediately preceding the conversion date (the “Market Conversion Price”).

On November 1, 2024, the loan agreement as extended until December 31, 2024.

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

The Company accounted for the August 2020 Loan in accordance with ASC 470-20, Debt with conversion and other Options. The combined intrinsic value of the BCF for the August 2020 Loan was calculated and valued at $249 as of August 7, 2020, and the Company allocated $249 to the BCF as a liability. As of September 31, 2024, the BCF was revalued at $201 ($190 as of December 31, 2023).

The Company accounted for the August 2020 Loan in accordance with ASC 470-20, Debt with conversion and other Options. As of September 31, 2024, the BCF was revalued at $201.

The August 2020 Loan is included in the convertible loans in short term liabilities as of September 31, 2024, in the amount of $283, and $269 as of December 31, 2023.

SATIVUS TECH CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
U.S. dollars in thousands

NOTE 3:-	CONVERTIBLE LOANS (cont.)

During the nine months ended September 31, 2024, the Company recorded interest and financial expenses related to August 2020 Loan in the amount of $25, and interest and financial income in the amount of $70 in the nine months ended September 31, 2023.

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

The Company accounted for the director’s loan in accordance with ASC 470-20, Debt with conversion and other Options. The combined intrinsic value of the BCF for the August 2020 Loan was calculated and valued at $129 as of July 31, 2020, and the Company allocated $129 to the BCF as a liability. As of September 30, 2024, the BCF was revalued at $81 ($182 as of December 31, 2023).

The Director Loan is included in the convertible loans in short term liabilities as of September 31, 2024, in the amount of $113, and $105 as of December 31, 2023.

During the nine months ended September 30, 2024, the Company recorded interest and financial income related to Director Loan in the amount of $93, and interest and financial expenses in the amount of $44 in the nine months ended September 30, 2023.

NOTE 4:-	RELATED PARTIES

The following transactions arose with related parties:

	Nine months ended September 30, 2024				Amounts owing by the Company
	Directors Fees	Consulting Fees / Salaries	Interest	Total	as of September 30, 2024
Director and CEO	$–	$136	$–	$136	$(15)
CFO	–	29	–	29	(22)
Company controlled by CFO	–	21	–	21	(2)
Directors	–	–	8	8	(113)
	$–	$186	$8	$194	$(152)

	Nine months ended September 30, 2023				Amounts owing by the Company
	Directors Fees	Consulting Fees / Salaries	Interest	Total	as of September 30, 2023
Director and CEO	$–	$120	$–	$120	$(7)
CFO	–	54	–	54	(4)
Company controlled by CFO	–	38	–	38	(4)
Directors	–	65	29	94	(112)
	$–	$277	$29	$306	$(127)

SATIVUS TECH CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
U.S. dollars in thousands

NOTE 5:-	SHAREHOLDERS’ DEFICIT

a.	As of September 30, 2024 and December 31, 2023, the Company’s share capital is composed as follows:

	September 30, 2024		December 31, 2023
	Authorized	Issued and outstanding	Issued and outstanding	Issued and outstanding
	Number of shares
Shares of common stock of $0.0001 par value each “Shares”	500,000,000	4,215,571	500,000,000	4,215,571

b.	Warrants

A summary of warrant activity during the nine months period ended September 30, 2024, and year ended December 31, 2023 is as follows:

	Number	Average exercise price
Warrants outstanding at January 1, 2023	198,750	$5.40
Granted	–	–
Exercised	–	–
Forfeited/Cancelled	(13,750)	2.00
Forfeited/Cancelled	(66,000)	1.50
Warrants outstanding at December 31, 2023	119,000	5.88
Expired	–	–
Exercised	–	–
Forfeited/Cancelled	–	–
Warrants outstanding at September 30, 2024	119,000	$5.88

SATIVUS TECH CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
U.S. dollars in thousands

NOTE 5:-	SHAREHOLDERS’ DEFICIT (cont.)

The following warrants are outstanding as of December 31, 2023:

Issuance date	Warrants outstanding	Exercise price per warrant	Warrants outstanding and exercisable	Expiry date
October 15, 2019	44,000	$12.50	44,000	October 15, 2024
August 7, 2020	50,000	$2.00	50,000	August 7, 2025
August 11, 2020	25,000	$2.00	25,000	August 11, 2025
	119,000		119,000

The following warrants and are outstanding as of September 30, 2024:

Issuance date	Warrants outstanding	Exercise price per warrant	Warrants outstanding and exercisable	Expiry date
October 15, 2019	44,000	$12.50	44,000	October 15, 2024
August 7, 2020	50,000	$2.00	50,000	August 7, 2025
August 11, 2020	25,000	$2.00	25,000	August 11, 2025
	119,000		119,000

c.	Share option plans:

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

SATIVUS TECH CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
U.S. dollars in thousands

NOTE 5:-	SHAREHOLDERS’ DEFICIT (cont.)

(i)	A summary of employee share options activity during the nine-month period ended September 30, 2024, and for the year ended December 31, 2023, is as follows:

	Number	Average weighted exercise price
Options outstanding at January 1, 2023	240,000	$0.7
Granted	(80,000)	0.1
Exercised	–	–
Forfeited	–	–
Options outstanding at December 31, 2023	160,000	1.05
Granted	–	–
Exercised	–	–
Forfeited	–	–
Options outstanding at September 30, 2023	160,000	1.05

Options exercisable at September 30, 2024	160,000	$1.05

The following options are outstanding as of September 30, 2024:

Issuance date	Options outstanding	Exercise price per option	Options outstanding and exercisable	Expiry date
September 1, 2020	15,000	$0.70	15,000	September 1, 2025
October 13, 2020	50,000	$1.00	50,000	October 12, 2023
November 3, 2020	25,000	$1.00	25,000	October 25, 2025
November 3, 2020	25,000	$1.50	25,000	October 25, 2025
November 15, 2022	45,000	$1.00	45,000	November 15, 2024
	160,000		160,000

SATIVUS TECH CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
U.S. dollars in thousands

NOTE 5:-	SHAREHOLDERS’ DEFICIT (cont.)

(i)	A summary of employee share options activity during the nine-month period ended September 30, 2024, and for the year ended December 31, 2023, is as follows:

d.	Restricted Share Units:

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

A summary of RSU activity during the nine months ended September 30, 2024, and the year ended December 31, 2023 is as follows:

Number
RSU outstanding at January 1, 2023	536,000
Granted	–
Exercised	–
Forfeited	(5,000)
RSU outstanding at December 31, 2023	531,000
Granted	–
Exercised	–
Forfeited	(5,000)
RSU’s outstanding at September 30, 2024	531,000

SATIVUS TECH CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
U.S. dollars in thousands

NOTE 6:-	FINANCIAL INCOME (EXPENSES)

	Three months ended		Nine months ended
	September 30, 2024	June 30, 2023	September 30, 2024	December 30, 2023

Financial income (expenses) related to interest and revaluation of convertible component in convertible loans	$2,168	$1,269	$(137)	$437

Financial expenses related to warrants	–	–	–	–

Foreign currency transactions and other	6	(17)	(34)	(57)

	$2,174	$1,252	$(171)	$380

NOTE 7:-	LIENS, COMMITMENTS

Saffron leases its facility on a lease that expires on December 15, 2024. Lease payments are approximately $3 per month ($36 annually). Saffron has The option to extend the lease period for two additional option periods of 12 months each (first option from 16.12.2024 to 15.12.2025 and second option from 16.12.2025 to 15.12.2026).

Saffron Tech is committed to pay royalties to the IIA on the proceeds from sales of products resulting from research and development projects in which the IIA participates by way of grants. In the first 3 years of sales the Company shall pay 3% of the sales of the product which was developed under IIA research and development projects. In the fourth, fifth and sixth years of sales, the Company shall pay 4% of such sales and from the seventh year onwards the Company shall pay 5% of up to 100% of the amount of grants received plus interest at LIBOR. Saffron Tech was entitled to the grants only upon incurring research and development expenditures. There were no future performance obligations related to the grants received from the IIA. As of September 30, 2024, the contingent liabilities with respect to grants received from the IIA, subject to repayment under these royalty agreements on future sales is $Nil. As of September 30, 2024, Saffron Tech received a total of $1,125 from the IIA

NOTE 8:-	SUBSEQUENT EVENTS

On October 28th, 2024, the Board appointed Board Member and Director Shmulik Yannay as CEO of the Company. On the same day Tal Wilkes Glazer resigned her position as Director, CEO & Board Member. Her resignation was not the result of any dispute with the Company.

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

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other Federal securities laws, and is subject to the safe-harbor created by such Act and laws. Forward-looking statements may include statements regarding our goals, beliefs, strategies, objectives, plans, including product and technology developments, future financial conditions, results or projections or current expectations These forward-looking statements involve known or unknown risks, uncertainties and other factors that may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “potential,” “continue,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” and similar expressions. These statements are based on our current beliefs, expectations, and assumptions and are subject to a number of risks and uncertainties. Although we believe that the expectations reflected-in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Our actual results may differ materially from those anticipated in these forward-looking statements. These forward-looking statements are made as of the date of this report, and we assume no obligation to update these forward-looking statements whether as a result of new information, future events, or otherwise, other than as required by law. In light of these assumptions, risks, and uncertainties, the forward-looking events discussed in this report might not occur and actual results and events may vary significantly from those discussed in the forward-looking statements. Further information on potential factors that could affect our business is described under the heading “Risk Factors” in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. Readers are also urged to carefully review and consider the various disclosures we have made in that report.

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

Going Concern

Due to the uncertainty of our ability to meet our current operating and capital expenses, our independent auditors included an explanatory paragraph in their report on the condensed consolidated financial statements for the nine months ended September 30, 2024, regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

Results of Operations

Nine months ended September 30, 2024 compared to the nine months ended September 30, 2023

Operating Expenses

Research and development expenses for the nine months ended September 30, 2024, were $417 thousand compared to $301 thousand for the same period in 2022. Gross research and development expenses were $508 thousand, offset by the amounts received in respect of participation in expenses by the Israeli Innovation Authority in the amount of $91 thousand (previous period – $535) which reduced total research and development expenses for the nine months ended September 30, 2024, to $417 thousand.

General and administrative (“G&A”) expenses for the nine months ended September 30, 2024, were $194 thousand compared to $412 thousand for the same period in 2023.

Total financial expenses for the nine months ended September 30, 2024, was $171 compared to financial income in the amount of $380 thousand for the same period in 2023. Financial expenses and income are due mainly to financial gains or losses related to revaluations of convertible component in convertible loans.

Three months ended September 30, 2024 compared to the three months ended September 30, 2023

Operating Expenses

Research and development income for the three months ended September 30, 2024, was $93 thousand compared to expenses in the amount of $161 thousand for the same period in 2023. Gross research and development expenses in 2023 were $101 thousand, offset by the amounts received in respect of participation in expenses by the Israeli Innovation Authority in the amount of $9 which reduced total research and development expenses for the three months ended September 30, 2024, to $93 thousand.

General and administrative (“G&A”) expenses for the three months ended September 30, 2024, were $62 thousand compared to $107 thousand for the same period in 2023.

Total financial income for the three months ended September 30, 2024, was $2,174 compared to a total income of $1,252 thousand for the same period in 2023. Financial expenses and income are due mainly to financial profits or losses related to revaluations of the convertible component of the convertible loans.

Liquidity and Capital Resources

Overview

Since inception on January 16, 2015, the Company has a cumulative deficit of $23,482 thousand and a working capital deficit of $2,952 thousand as of September 30, 2024. Our future growth is dependent upon achieving further purchase orders and execution, management of operating expenses and the ability of the Company to obtain the necessary financing to fund future obligations, and upon profitable operations.

Historically, we have financed our cash flow and operations from the initial contribution of our majority shareholder and by raising equity and convertible loans.

As of September 30, 2024, we had current assets of $323 thousand consisting of $128 thousand in cash and cash equivalents, $22 thousand in short-term deposits and $173 thousand in other receivables.

We had $3,275 thousand in current liabilities consisting of $140 thousand in other current liabilities, $2,196 thousand in Convertible loans, $901 thousand in convertible component, and $38 thousand accounts payables.

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

We had a negative working capital of $2,952 thousand and $1,993 thousand as of September 30, 2024, and December 31, 2023, respectively.

Our Current liabilities as of September 30, 2024, were $3,275 thousand compared to $3,130 thousand as of December 31, 2023.

During the nine months ended September 30, 2024, we had negative cash flow from operations of $380 thousand which was mainly the result of a net loss of $782 thousand, offset by financial losses from revaluations of convertible component in convertible loans in the amount of $122 thousand.

During the nine months ended September 30, 2024, we had cash flow from investing activities of $345 thousand compared to a negative cash flow from investing activities of $774 thousand during the nine months ended September 30, 2023. The increase was mainly due to the decrease in short term deposits in the amount of $626 thousand.

During the nine months ended September 30, 2024, we had a negative cash flow from financing activities of $13 thousand compared to a positive cash flow from financing activities of $1,019 thousand during the nine months ended June 30, 2023. Cash flow from financing activities in the nine months ended September 30, 2024, was a result of lease payment of $13 thousand.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act of 1934, as amended (the “Exchange Act”) and are not required to provide the information required under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of our Quarterly Report on Form 10-Q, an evaluation was carried out by management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of September 30, 2024. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

During evaluation of disclosure controls and procedures as of September 30, 2024, conducted as part of our preparation of the quarterly unaudited condensed financial statements, management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures and concluded that our disclosure controls and procedures were not effective.

Changes in Internal Control Over Financial Reporting

As of the end of the period covered by this report, there have been no changes in internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - Other Information

Item 5. Other Information

During the quarter ended September 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

SATIVUS TECH CORP.

Dated: November 14th, 2024	By:	/s/ Shmulik Yannay
Shmulik Yannay
Chief Executive Officer

By:	/s/ Uri Ben-Or
	Name:	Uri Ben-Or
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

