Form 10-K
period 2024-12-31
SATIVUS TECH CORP.
filed 2025-03-31
CIK 1661600

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	March 31, 2025
Common Stock, $0.001 par value per share	4,215,571 shares

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

On January 6, 2022, the Company announced that its subsidiary, Saffron Tech, has planted approximately 25,000 Saffron bulbs in fields in the Golan Heights, in Northern Israel. The plantation is being managed in conjunction with the Shamir Research Institute, which operates under the auspices of the Haifa University, Israel.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

We recognize the critical importance of developing, implementing, and maintaining robust cybersecurity measures to safeguard our information systems and protect the confidentiality, integrity, and availability of our data. We currently have security measures in place to protect our clients, customers, employees, and vendor information and prevent data loss and other security breaches. We also only use third party software for accounting, billing and payroll that have successful SOC 1 type 2 compliance. Both management and the Board are actively involved in the continuous assessment of risks from cybersecurity threats, including prevention, mitigation, detection, and remediation of cybersecurity incidents.Our current cybersecurity risk assessment program consists of an annual review of our risks and policies. The program outlines governance, policies and procedures, and technology we use to oversee and identify risks from cybersecurity threats.

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

Our common stock is quoted on the NASDAQ OTC Bulletin Board (“OTCBB”) under the symbol “SATT”. As of December 31, 2024, the Company’s common stock was held by 87 shareholders of record, which does not include shares that are held in street or nominee name.

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

QUARTER ENDED:	HIGH	LOW

December 31, 2023	$0.18	$0.15
March 31, 2024	$0.09	$0.09
June 31, 2024	$0.17	$0.17
September 30, 2024	$0.15	$0.15
December 31, 2024	$0.13	$0.11

Shareholders

Our shares of common stock are issued in registered form. The registrar and transfer agent for our shares of common stock is Cleartrust LLC, 16540 Pointe Village Drive, Suite 210, Lutz, FL 33558

On December 31, 2024, the shareholders’ list of our shares of common stock showed 87 registered holders of our shares of common stock and 4,215,571 shares of common stock outstanding. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of shares of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

This discussion summarizes the significant factors affecting the consolidated financial statements, financial condition, liquidity, and cash flows of Sativus Tech, Corp, for the fiscal year ended December 31, 2024 and 2023. The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes included elsewhere in this Form 10-K.

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

On August 30, 2022, Saffron Tech, announced its intention to raise up to 5 million New Israeli Shekels (“NIS”) (approximately $1.5 million) at a pre-money valuation of NIS 32.5 million (approximately $10 million) through the Israeli crowdfunding platform – Pipelbiz (“2022 Crowd Funding Round”). Assuming the maximum amount is raised, the Company will own approximately 61% of the Saffron Tech. The 2022 Crowd Funding Round was closed on December 1, 2022, having raised 3.8 million NIS (approximately $1.3 million). Fund raising expenses accumulated to $152 and the net amount raised through Pipelbiz was $1.15 million. Saffron Tech also raised 1.15 million NIS (approximately $328 thousand) through the issuance of SAFEs. The SAFEs are convertible at a 20% discount to the current crowd funding round. Sativus Tech’s interest in Saffron Tech now totals 67.5% post-raise. All SAFEs were converted before December 31, 2024. Saffron Tech continued to raise funds through Pipelbiz under the same pre-money valuation during December 2022 through to January 2023, via another crowd funding round “2023 Crowd Funding Round” which closed on February 5, 2023, having raised another 1.1 million NIS (approximately $314 thousand).

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

On 28th October 2024, Tal Wil-Glazer resigned from her position as the CEO and a director of the Company. On the same day, the company announced the appointment of Shmulik Yanai as the CEO of the Company.

Results of Operations during the year ended December 31, 2024, as compared to the year ended December 31, 2023

Operating Expenses

Research and Development Expenses for the year ended December 31, 2024, amounted to $687 thousand as compared to $253 for the year ended December 31, 2023. The reason for the increase is a smaller grant from IIA during 2024 compare to 2023.

General and Administrative expenses for the year ended December 31, 2024, amounted to $271 thousand as compared to $562 thousand for the year ended December 31, 2023. The decrease during the year ended December 31, 2024, was mainly due the decrease in share-based expenses that amounted to $19 thousand, compared to $156 thousand for the year ended December 31, 2023.

Financing Expenses for the year ended December 31, 2024, amounted to $65 thousand as compared financing income to $228 thousand for the year ended December 31, 2023. Financial expenses and income are due mainly to financial gains or losses related to revaluations of convertible component in convertible loans.

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

Liquidity and Capital Resources

Overview

Since inception on January 16, 2015, the Company had a cumulative deficit as of December 31, 2024, of $23,608 thousand and we have a working capital deficit of $3,098 thousand as of December 31, 2024. Our future growth is dependent upon achieving further purchase orders and execution, management of operating expenses and ability of the Company to obtain the necessary financing to fund future obligations, and upon profitable operations. Those factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due.

Historically, we have financed our cash flow and operations from the initial contribution of our majority shareholder and by raising equity, convertible loans and warrants. As of December 31, 2024, our cash and deposit balance was $96 thousand.

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

Year ended December 31, 2024 as compared to the year ended December 31, 2023

During the year ended December 31, 2024, the Company’s overall position of cash and cash equivalents decreased by $80 thousand. This decrease in cash can be attributed to the following:

The Company’s net cash used in operating activities during the year ended December 31, 2024, was $488 thousand as compared to $932 for the year ended December 31, 2023. This decrease is mostly due to a significant decrease in accounts receivable offset by an increase in the net loss of the Company.

The Company’s net cash earned in investing activities during the year ended December 31, 2024, was $371 thousand as compared to $721 net cash used for the year ended December 31, 2023. This increase is mostly due to increase in deposits offset by high investments in Saffron Tech’s new facility, located at Ganei Tal during the year ended December 31, 2024.

Cash provided by financing activities for the year ended December 31, 2024, was $40 thousand as compared to $1,019 thousand for the year ended December 31, 2023. Cash provided in 2024 was from the issuance of shares to minority interests of $53 thousand offset by lease payments of $13 thousand. Cash provided in 2023 was from the issuance of shares to minority interests of $1,273, offset in part by the repayment of convertible loans in the amount of $126 thousand, and the repayment of short term loan in the amount of $114.

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

AS OF DECEMBER 31, 2024

IN THOUSANDS OF U.S. DOLLARS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Sativus Tech Corp.

Opinion on the Financial Statements

We have audited the accompanying the consolidated balance sheets of Sativus Tech Corp. and its subsidiary (“the Company”) as of December 31, 2024 and 2023 and the related statements of comprehensive loss, statement of changes in shareholders’ deficit and cash flows, for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with generally accepted accounting principles in the United States of America.

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

Going Concern

The accompanying financial statements have been prepared to assume that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, as of December 31, 2024, The Company suffered losses from operations in all years since inception, has a negative working capital and further losses are anticipated in the development of its business. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these matters is also described in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. This matter is also described in the “Critical Audit Matters” section of our report.

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

Going concern- refer to note 1 of the financial statements

Critical audit matter description

The Company raised substantial doubt about the entity’s ability to continue as a going concern for a reasonable period of time. The financial statements for the years under audit have been prepared to assume that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have identified the Going Concern as a critical audit matter because of the significant estimates and assumptions made by management. This required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate the reasonableness of the Company’s assessment of Going Concern. See the explanatory paragraph of the opinion paragraph.

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

Mitzpe Netofa, Israel

March 31, 2025

SATIVUS TECH CORP.

CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands, except per share data, except share and per share data

	December 31	December 31
	2024	2023
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$96	$176
Deposits	–	637
Restricted cash	11	11
Prepaid expenses and other receivables	24	313
Total current assets	131	1,137

NON CURRENT ASSETS
Right-of-use asset	–	15
Property and equipment, net	427	256
Total non-current assets	427	271

Total assets	$558	$1,408

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payables	$65	$46
Loans	–	–
Convertible loans	2,249	2,074
Fair value of convertible component in convertible loans	771	885
Other accounts liabilities	143	112
Short term lease liability	–	13
Total current liabilities	3,228	3,130

SHAREHOLDER’S DEFICIT
Ordinary shares of $0.0001 par value Authorized: 500,000,000 shares at December 31, 2024 and December 31, 2023; Issued and Outstanding: 4,215,571 and 4,215,571 shares at December 31, 2024 and December 31, 2023, respectively	4	4
Additional Paid in capital	20,683	20,640
Accumulated deficit	(23,608)	(22,928)
	(2,921)	(2,284)
Non-controlling interests	251	562
Total shareholders’ deficit	(2,670)	(1,722)

Total liabilities and shareholders’ deficit	$558	$1,408

The accompanying notes are an integral part of the consolidated financial statements.

SATIVUS TECH CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

U.S. dollars in thousands, except per share data, except share and per share data

	Year ended December 31,
	2024	2023
Operating expenses:

Research and development	$(687)	$(253)

General and administrative	(271)	(562)
Operating loss	(958)	(815)

Financial Income (expenses), net	(65)	228

Loss after	(1,023)	(587)

Other Income	3	–

Net loss	(1,020)	(587)

Non-controlling interests	(340)	(263)
Net loss attributable to equity holders of the Company	$(680)	$(324)

Basic and diluted net loss per share attributable to equity holders of the Company	$(0.16)	$(0.08)
Weighted average number of ordinary shares used in computing basic and diluted loss per share	4,215,571	4,215,571

The accompanying notes are an integral part of the consolidated financial statements.

SATIVUS TECH CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

U.S. dollars in thousands, except per share data, except share and per share data

	Ordinary shares		Additional Paid in	Accumulated	Total Shareholders’	Non- controlling
	Number	Amount	capital	Deficit	Deficiency	interests	Total

Balance at January 1, 2024	4,215,571	$4	$20,640	$(22,928)	$(2,284)	$562	$(1,722)
Transactions with non-controlling parties	–	–	–	–	–	–	–
Share based compensation to non-controlling parties	–	–	–	–	–	–	–
Share based compensation to non-employees	–	–	12	–	12	7	19
Issuance of shares in respect of converted SAFE in subsidiary	–	–	31	–	31	22	53
Net Loss	–	–	–	(680)	(680)	(340)	(1,020)
Balance at December 31, 2024	4,215,571	$4	$20,683	$(23,608)	$(2,921)	$251	$(2,670)

	Ordinary shares		Additional Paid in	Accumulated	Total Shareholders’	Non- controlling
	Number	Amount	Capital	Deficit	Deficiency	interests	Total

Balance at January 1, 2023	4,215,571	$4	$19,756	$(22,604)	$(2,844)	$275	$(2,569)
Transactions with non-controlling parties	–	–	767	–	767	507	1,274
Cancelation of share options in subsidiary	–	–	(8)	–	(8)	(6)	(14)
Share based compensation to non-controlling parties	–	–	51	–	51	49	100
Share based compensation to non-employees	–	–	74	–	74	–	74
Issuance of shares in respect of converted SAFE in subsidiary	–	–	–	–	–	–	–
Net Loss	–	–	–	(324)	(324)	(263)	(587)
Balance at December 31, 2023	4,215,571	$4	$20,640	$(22,928)	$(2,284)	$562	$(1,722)

The accompanying notes are an integral part of the consolidated financial statements.

SATIVUS TECH CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands, except per share data

	Year ended
	December 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(1,020)	$(587)
Adjustments to reconcile loss to net cash used in operating activities:
Depreciation	116	60
Share based compensation expenses to employees and non-employees	19	156
Capital Gain	(3)	–
Financial expenses related to convertible loans, warrants and leases	175	165
Change in fair value of convertible component in convertible loans	(114)	(441
Changes in assets and liabilities:
Decrease (increase) in other accounts receivables	289	(228)
Increase (decrease) in accounts payable	19	(9)
Increase (decrease) in other accounts payables	31	(48)
Net cash used in operating activities	(488)	(932)

Cash flows from investing activities
Decrease (increase) in restricted cash	–	(5)
Decrease (increase) in deposits	637	(637)
Purchase of property and equipment	(269)	(79)
Net cash used in investing activities	368	(721)

Cash flows from financing activities:
Lease payments	(13)	(14)
Repayment of short-term loans	–	(114)
Proceeds from issuance of shares to minority interests in subsidiary	53	1,273
Repayment of convertible loans	–	(126)
Net cash provided by financing activities	40	1,019

Increase (decrease) in cash and cash equivalents	(80)	(634)
Cash and cash equivalents and restricted cash at the beginning of the year	176	810

Cash and cash equivalents at the end of the period	$96	$176

Supplemental disclosures of cash flow information:
Cash paid for interest	$–	$126

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

b.	The Company has an accumulated deficit in the total amount of $23,608 as of December 31, 2024, the Company has negative operating cash flow in the total amount of $488 for the year ended December 31, 2024, further losses are anticipated in the development of its business. Those factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due.

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

The consolidated financial statements for the year ended December 31, 2024, do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from uncertainty related to the Company’s ability to continue as a going concern.

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

Restricted cash as of December 31, 2024 in respect of the Company’s credit card and manufacturing commitments.

e.	Property and equipment:

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, at the following annual rates:

%
Computers, Software and peripheral equipment	33%
Mold & production Equipment	10%
Office furniture and equipment	10%

f.	Impairment of long-lived assets:

The Company’s long-lived assets are reviewed for impairment in accordance with ASC No. 360, “Property, Plant and Equipment” whenever events or changes in circumstances indicate that the carrying amount of an asset (or asset group) may not be recoverable. Recoverability of assets (or asset group) to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. During the years ended December 31, 2024 and 2023, no impairment losses have been recorded.

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

Royalty-bearing grants from the Israeli Innovation Authority (the “IIA”) for funding approved research and development projects are recognized at the time Saffron Tech is entitled to such grants (i.e. at the time that there is reasonable assurance that the Company will comply with the conditions attached to the grant and that there is reasonable assurance that the grant will be received), on the basis of the costs incurred and reduce research and development costs. The cumulative research and development grants received by the Company from inception through December 2024 amounted to $452.

As of December 31, 2024, the Company did not accrue for or pay any royalties to the IIA since no revenues were recognized in respect of the funded projects.

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

The Company’s financial assets and liabilities that are measured at fair value on a recurring basis by level within the fair value hierarchy are as follows:

	Balance as of December 31, 2024
	Level 1	Level 2	Level 3	Total
Liabilities:
Fair Value of convertible component in convertible loan, net of discounts and debt issue costs	$–	$–	$771	$771

Total liabilities	$–	$–	$771	$771

	Balance as of December 31, 2023
	Level 1	Level 2	Level 3	Total
Liabilities:
Fair Value of convertible component in convertible loan, net of discounts and debt issue costs	$–	$–	$885	$885

Total liabilities	$–	$–	$885	$885

m.	Income Tax:

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

The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. As of December 31, 2024, and 2023, no liability for unrecognized tax positions has been recorded. Accordingly, no interest or penalties related to uncertain tax positions are recorded, either. It is the Company’s policy that any interest or penalties associated with unrecognized tax positions would be reflected in income tax expense.

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

For the years ended December 31, 2024, and 2023, all outstanding shares warrants have been excluded from the calculation of the diluted net loss per share as all such securities are anti-dilutive for all years presented.

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

For the years ended December 31, 2024, December 31, 2023, the Company recorded $19, and $156 in share-based compensation, respectively.

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

Other new pronouncements issued but not effective as of December 31, 2024, are not expected to have a material impact on the Company’s consolidated financial statements.

SATIVUS TECH CORP.

NOTES TO FINANCIAL STATEMENTS

U.S. dollars in thousands, except per share data

NOTE 3:-	CONVERTIBLE LOANS

a.	On February 21, 2019, the Company received a convertible loan from third party (“February 2019 Lender”), with a two-year term, in the principal amount of $550, which bears 10% annual interest rate (“February 2019 Loan”).

The Company, at its option, shall have the right to redeem, in part or in whole, the outstanding principal amount and interest under this loan agreement prior to the maturity date. The Company shall pay an amount equal to the principal amount being redeemed plus a redemption premium equal to 20% of the outstanding principal amount being redeemed plus outstanding and accrued interest.

The February 2019 Lender shall be entitled to convert at its option any portion of the outstanding and unpaid principal or accrued interest into fully paid and non-assessable shares of common stock, at the lower of the fixed conversion price then in effect or the market conversion price. The number of shares of common stock issuable upon conversion of any conversion amount shall be determined by dividing (x) such conversion amount by (y) the fixed conversion price of $20.00 or (z) 80% of the lowest the volume-weighted average price of the Company’s shares of common stock during the 30 trading days immediately preceding the conversion date.

The Company accounted for the February 2019 Loan in accordance with ASC 470-20, Debt with conversion and other Options. As of December 31, 2024, the BCF was revalued at $144.

On November 1, 2024, the loan agreement was extended until March 31, 2025.

The February 2019 Loan is included in the convertible loans in current liabilities as of December 31, 2024, in the amount of $392, and $361 as of December 31, 2023.

The Company accounted for the February 2019 Loan in accordance with ASC 470-20, Debt with conversion and other Options. The value of the BCF for the February 2019 Loan was calculated using Monte Carlo model. As of December 31, 2024 the Company allocated $144 to the BCF as a liability ($125 as of December 31, 2023).

The Company used an independent appraiser to estimate the fair value of BCF which used the Monte Carlo option pricing model using the following weighted average assumptions:

	December 31, 2024	December 31, 2023
Share price	$0.13	$0.16
Dividend yield	0	0%
Risk-free interest rate	4.37%	5.26%
Expected term (in years)	0.25	0.50
Volatility	69.59%	54.14%

During the year ended December 31, 2024, and 2023, the Company recorded interest expenses related to February 2019 Loan in the amount of $28 and $30, respectively.

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

The Company accounted for the October 2019 Loan in accordance with ASC 470-20, Debt with conversion and other Options. As of December 31, 2024, the BCF was revalued at $430.

On January 26, 2022, the Company paid accrued interest of the October 2019 Loan in the amount of $55.

On December 20, 2022, the Company paid accrued interest of the October 2019 Loan in the amount of $100, and the October 2019 Loan agreement as extended until June 30, 2023.

On January 2023, the Company paid accrued interest of the October 2019 Loan in the amount of $100.

On November 1, 2024, the loan agreement was extended until March 31, 2025.

The October 2019 Loan is included in the convertible loans in current liabilities as of December 31, 2024, in the amount of $1,419.

The Company accounted for the February 2019 Loan in accordance with ASC 470-20, Debt with conversion and other Options. The value of the BCF for the February 2019 Loan was calculated using Monte Carlo model. As of December 31, 2024 the Company allocated $430 to the BCF as a liability ($460 as of December 31, 2023).

The Company used an independent appraiser to estimate the fair value of BCF which used the Monte Carlo option pricing model using the following weighted average assumptions:

	December 31, 2024	December 31, 2023
Share price	$0.13	$0.16
Dividend yield	0	0%
Risk-free interest rate	4.37%	5.26%
Expected term (in years)	0.25	0.50
Volatility	69.59%	54.14%

During the year ended December 31, 2024, and 2023, the Company recorded interest expenses related to October 2019 Loan in the amount of $105 and $110, respectively.

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

On November 1, 2024, the loan agreement sas extended until March 31, 2025.

The Company also granted the August 2020 Investor warrants to purchase 50,000 shares of common stock of the Company at an exercise price of $2.00 per share, such exercise price is subject to any future price-based anti-dilution adjustments. In accordance with ASU 2017-11 the warrants were classified in shareholders’ equity.

The fair value of the warrants granted was $35 using the Black-Scholes-Merton option pricing model using the following assumptions:

August 2020
Share price	$0.86
Dividend yield	0%
Risk-free interest rate	0.21%
Expected term (in years)	5
Volatility	176.96%

The Company accounted for the August 2020 Loan in accordance with ASC 470-20, Debt with conversion and other Options. The combined intrinsic value of the BCF for the August 2020 Loan was calculated and valued at $249 as of August 7, 2020, and the Company allocated $58 to the BCF as a liability. As of December 31, 2024, the BCF was revalued at $138 ($190 as of December 31, 2023).

SATIVUS TECH CORP.

NOTES TO FINANCIAL STATEMENTS

U.S. dollars in thousands, except per share data

NOTE 3:-	CONVERTIBLE LOANS (Cont.)

The Company used an independent appraiser to estimate the fair value of BCF which used the Monte Carlo option pricing model using the following weighted average assumptions:

	August 7, 2020	December 31, 2024	December 31, 2023
Share price	$0.80	$0.13	$0.16
Dividend yield	0%	0%	0%
Risk-free interest rate	0.13%	4.37%	5.26%
Expected term (in years)	2	0.25	0.50
Volatility	163.31%	69.59%	54.14%

During the year ended December 31, 2024 and 2023, the Company recorded interest expenses related to the Loan in the amount of $21 and $20.

d.	On July 31, 2020, the Company received a convertible loan from Mr. Shmuel Yannay (a third party at that time, and a director of the Company as of October 28, 2021) in the amount of $100 (“Director Loan”). The loan has a maturity date of July 31, 2022 (“Maturity Date”) and accrues annual interest at a rate of 10%.

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

The Company accounted for the director’s loan in accordance with ASC 470-20, Debt with conversion and other Options. The combined intrinsic value of the BCF for the August 2020 Loan was calculated and valued at $129 as of July 31, 2020, and the Company allocated $129 to the BCF as a liability. As of December 31, 2024, the BCF was revalued at $58 ($182 as of December 31, 2023).

The Company estimated the fair value of BCF using the Monte Carlo option pricing model using the following weighted average assumptions:

	July 31, 2024	December 31, 2024	December 31, 2023
Share price	$0.86	$0.13	$0.16
Dividend yield	0%	0%	0%
Risk-free interest rate	0.11%	4.37%	5.26%
Expected term (in years)	2	0.25	0.50
Volatility	164.04%	69.59%	54.14%

During the year ended December 31, 2024, the Company recorded interest expenses related to Director Loan in the amount of $21, and financial interest in the amount of $12 during the year ended December 31, 2023.

On January 2023, the Company paid accrued interest of the October 2019 Loan in the amount of $21.

On December 10, 2023, the Loan agreement was extended until June 30, 2024.

On November 1, 2024, the loan agreement was extended until March 31, 2025.

NOTE 4:-	RELATED PARTIES

The following transactions arose with related parties:

	Year ended December 31, 2024
	Directors Fees	Consulting Fees / Salaries	Other Expenses	Total	Amounts owing to as of December 31, 2024
Director and CEO	$–	$167	$16	$183	$–
CFO Compensation	–
CFO Compensation	–	29		29	–
Company controlled by CFO	–	38		38	21
Directors	–	–	15	15	122
	$–	$234	$31	$265	$143

SATIVUS TECH CORP.

NOTES TO FINANCIAL STATEMENTS

U.S. dollars in thousands, except per share data

NOTE 4:-	RELATED PARTIES (Cont.)

	Year ended December 31, 2023
	Directors Fees	Consulting Fees / Salaries	Share based awards	Total	Amounts owing to as of December 31, 2024
Director and CEO	$–	$202	$37	$239	$15
CFO Compensation	–	5	–	5	5
CFO Compensation	–	54	5	77	18
Company controlled by CFO	–	50	–	50	–
Directors	–	104	20	124	110
	$–	$415	$62	$490	$143

a	The Company signed an agreement with the CFO, effective December 1, 2023, pursuant to which the CFO received $3 per month for his services. Amounts owed to the CFO as of December 31, 2024, were $21.

b.	The Company signed an agreement with the CEO of Saffron Tech, effective December 12, 2021, pursuant to which the newly appointed CEO will received $11.3 per month. The CEO resigned from her position on 28th October 2024. During the years ended December 31, 2024, and 2023, the Company paid compensation expenses to the CEO in the amount of $167 and $202, respectively.

NOTE 5:-	SHAREHOLDERS’ EQUITY

a.	As of December 31, 2024, and 2023, the Company’s share capital is composed as follows:

	December 31, 2024		December 31, 2023
	Authorized	Issued and outstanding	Authorized	Issued and outstanding
	Number of shares
Shares of common stock of $0.0001 par value each “Shares”	500,000,000	4,215,571	500,000,000	4,215,571

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

SATIVUS TECH CORP.

NOTES TO FINANCIAL STATEMENTS

U.S. dollars in thousands, except per share data

NOTE 5:-	SHAREHOLDERS’ EQUITY (Cont.)

b.	Issuance of shares:

1.	On March 9, 2021, the Company issued 13,025 shares in respect of RSU’s granted during 2020.

2.	On March 10, 2021, the Company issued a total of 50,000 shares to two directors in respect of 50,000 RSU’s that were granted to them. The RSU’s vested immediately and had an exercise price of nil. The fair value of the RSU’s at the date of the grant was $275.

3.	On April 1, 2021, the Company issued a total of 10,000 shares to two directors in respect of 10,000 RSU’s that were granted to them. The RSU’s vested immediately and had an exercise price of nil. The fair value of the RSU’s at the date of the grant was $59.

4.	From June 2021 through to December 2021, the Company issued 830,000 shares in respect of converted Promissory Notes in the amount of $830.

5.	From July 2021 through to August 2021, the Company granted three directors 47,134 shares. The fair value of the shares at the date of the grant was $106.

6.	On October 5, 2021, the Company issued a director 7,500 shares in respect of 7,500 RSU’s that were granted to him. The RSU’s vested immediately and had an exercise price of nil. The fair value of the RSU’s at the date of the grant was $18.

7.	On October 5, 2021, the Company issued a consultant 29,167 shares in respect of exercised options. The consultant exercised 50,000 options in a cashless exercise mechanism.

8.	On October 25, 2021, the Company issued a consultant 40,000 shares in respect of 40,000 exercised options.

9.	On December 30, 2022, the Company issued 21,186 shares in respect of an investor’s converted SAFE agreement in Saffron Tech.

c.	Warrants:

A summary of warrant activity during the years ended December 31, 2024, 2023 is as follows:

	Number	Average exercise price
Warrants outstanding at January 1, 2023	119,000	$5.88
Granted	–	–
Warrants outstanding at December 31, 2023	119,000	$5.88
Expired	(44,000)	12.5
Warrants outstanding at December 31, 2024	75,000	$2

SATIVUS TECH CORP.

NOTES TO FINANCIAL STATEMENTS

U.S. dollars in thousands, except per share data

NOTE 5:-	SHAREHOLDERS’ EQUITY (Cont.)

The following warrants are outstanding as of December 31, 2024:

Issuance date	Warrants outstanding	Exercise price per warrant	Warrants outstanding and exercisable	Expiry date
August 7, 2020	50,000	$2.00	50,000	August 7, 2025
August 11, 2020	25,000	$2.00	25,000	August 11, 2025
	75,000		75,000

The following warrants are outstanding as of December 31, 2023:

Issuance date	Warrants outstanding	Exercise price per warrant	Warrants outstanding and exercisable	Expiry date
October 15, 2019	44,000	$12.50	44,000	October 15, 2024
August 7, 2020	50,000	$2.00	50,000	August 7, 2025
August 11, 2020	25,000	$2.00	25,000	August 11, 2025
	119,000		119,000

d.	Share option plans:

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

(i) A summary of employee share options activity during the years ended December 31, 2024, 2023 is as follows:

	Number	Average weighted exercise price
Options outstanding at January 1, 2023	240,000	$0.7
Exercised	(80,000)	0.01

Options outstanding at December 31, 2023	160,000	1.05
Exercised	(95,000)	1.00

Options outstanding at December 31, 2024	65,000	1.12

Options exercisable at December 31, 2024	65,000	$1.12

The following options are outstanding as of December 31, 2024:

Issuance date	Options outstanding	Exercise price per option	Options outstanding and exercisable	Expiry date
September 1, 2020	15,000	$0.70	15,000	September 1, 2025
November 3, 2020	25,000	$1.00	25,000	October 25, 2025
November 3, 2020	25,000	$1.50	25,000	October 25, 2025
	65,000		65,000

The following options are outstanding as of December 31, 2023:

Issuance date	Options outstanding	Exercise price per option	Options outstanding and exercisable	Expiry date
September 1, 2020	15,000	$0.70	15,000	September 1, 2025
October 13, 2020	50,000	$1.00	50,000	October 12, 2023
November 3, 2020	25,000	$1.00	25,000	October 25, 2025
November 3, 2020	25,000	$1.50	25,000	October 25, 2025
November 15, 2022	45,000	$1.00	45,000	November 15, 2024
	160,000		160,000

SATIVUS TECH CORP.

NOTES TO FINANCIAL STATEMENTS

U.S. dollars in thousands, except per share data

NOTE 5:-	SHAREHOLDERS’ EQUITY (Cont.)

e.	Restricted Share Units:

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

A summary of RSU activity during the years ended December 31, 2024, and 2023, is as follows:

Number

RSU outstanding at January 1, 2023	536,000
Granted	–
Forfeited	(5,000)

RSU’s outstanding at December 31, 2023	531,000
Forfeited	–

RSU’s exercisable at December 31, 2024	531,000

SATIVUS TECH CORP.

NOTES TO FINANCIAL STATEMENTS

U.S. dollars in thousands, except per share data

NOTE 6:-	TAXES ON INCOME

The Company’s subsidiaries are separately taxed under the domestic tax laws of the jurisdiction of incorporation of each entity.

a.	Corporate tax rates in U.S.:

On December 22, 2017, the U.S. Tax Cuts and Jobs Act (“the TCJA”) was signed into law, permanently lowering the corporate federal income tax rate from 35% to 21%, effective January 1, 2018. The company is subject to U.S. income tax laws. There are no significant provisions for U.S. federal, state or other taxes for any period.

b.	Corporate tax rates in Israel:

The Israeli statutory corporate tax rate and real capital gains were 23% in 2023-2024.

c.	Deferred income taxes:

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows:

	December 31,
	2024	2023
Deferred tax assets:
Carry forward tax losses	$2,110	$1,863

Net deferred tax asset before valuation allowance	2,110	1,863
Valuation allowance	(2,110)	(1,863)

Net deferred tax asset	$–	$–

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that all or some portion of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences are deductible and net operating losses are utilized. Based on consideration of these factors, the Company recorded a full valuation allowance at December 31, 2024, and 2023.

d.	Net operating carry-forward losses for tax purposes:

As of December 31, 2024, the Company’s carry-forward losses amounting to approximately $9,763, and Saffron Tech’s carry-forward losses amounting to approximately $2,110, which can be carried forward for an indefinite period.

SATIVUS TECH CORP.

NOTES TO FINANCIAL STATEMENTS

U.S. dollars in thousands, except per share data

NOTE 7:-	FINANCIAL INCOME (EXPENSES), NET

	Year ended	Year ended
	December 31,	December 31,
	2024	2023
Bank interest and commissions	$–	$(7)
Interest income on deposits	3	14
Financial Income (expenses) related to revaluation of convertible component in convertible loans	(60)	441
Financial expenses related to interest, revaluation of warrants and leases	–	(175)
Foreign currency transactions and other	(8)	(45)

	$(65)	$228

NOTE 8:-	LIENS, COMMITMENTS

a.	Saffron leases its facilities on leases that expired on December 15, 2024. Lease payments are approximately $5 per month ($60 annually). Saffron has the option to extend the lease period for two additional option periods of 12 months each (first option from 16.12.2024 to 15.12.2025 and second option from 16.12.2025 to 15.12.2026). Saffron did not extend the lease for a set amount of time but rather pay for each month they use the facilities.

b.	Saffron Tech is committed to pay royalties to the IIA on the proceeds from sales of products resulting from research and development projects in which the IIA participates by way of grants. In the first 3 years of sales the Company shall pay 3% of the sales of the product which was developed under IIA research and development projects. In the fourth, fifth and sixth years of sales, the Company shall pay 4% of such sales and from the seventh year onwards the Company shall pay 5% of up to 100% of the amount of grants received plus interest at LIBOR. Saffron Tech was entitled to the grants only upon incurring research and development expenditures. There were no future performance obligations related to the grants received from the IIA. As of December 31, 2024, the contingent liabilities with respect to grants received from the IIA, subject to repayment under these royalty agreements on future sales is $Nil. As of December 31, 2024, Saffron Tech received a total of $452 from the IIA

c.	The Company's holdings in Saffron Tech are secured to a third party until such time that the third-party convertible loans have been extinguished.

NOTE 9:-	SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company reviewed all material events through the date of this report and determined that there are no additional material subsequent events to report..

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of our Annual Report on Form 10-K, an evaluation was carried out by management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act) as of December 31, 2024. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

During evaluation of disclosure controls and procedures as of December 31, 2024, conducted as part of our annual audit and preparation of our annual financial statements, management conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures and concluded that our disclosure controls and procedures were not effective.

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

In order to ensure that our internal control over financial reporting is effective, management regularly assesses controls and did so most recently for its financial reporting as of December 31, 2024.

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

As a result of the management evaluation of company internal control over financial reporting described above, the Company’s management has concluded that, as of December 31, 2024, the Company’s internal control over financial reporting was not based on the criteria in Internal Control – Integrated Framework issued by COSO.

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

Changes in Internal Control Over Financial Reporting

As of the end of the period covered by this report, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the year ended December 31, 2024, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

During the quarter ended December 31, 2024, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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

Tal Wilk-Glazer, 49, became CEO of Sativus Tech’s subsidiary, Saffron Tech, in December 2021. In that short amount of time, she successfully established the company’s first operating R&D facility in southern Israel. On April 4, 2022, the Company announced the appointment of Mrs. Tal Wilk-Glazer to its Board of Directors and as CEO of the Company. Tal Wil-Glazer resigned her position on 28th October, 2024.

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

Committees of the Board

All proceedings of the board of directors for the fiscal year ended December 31, 2024, were conducted by resolutions consented to in writing by our board of directors and filed with the minutes of the proceedings of our board of directors. Our company currently does not have nominating, compensation or audit committees or committees performing similar functions nor does our company have a written nominating, compensation or audit committee charter. Our board of directors does not believe that it is necessary to have such committees because it believes that the functions of such committees can be adequately performed by the board of directors.

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

Item 11. Executive Compensation.

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table presents summary information regarding the total compensation awarded to, earned by, or paid to each of the named executive officers for services rendered:

						Stock	All Other
Name and Principal Position	Year	Salary		Bonus		Awards	Compensation	Total

Shmulik Yannay	2024	$		$		$3	$12		$15
		$		$		$	$	$

Uri Ben-Or, CFO(2),	2023		$3		$–	$–	$–		$3
	2024		$34		$–	$–	$–		$34

Tal Wilk-Glazer, CEO(3)	2023		$202		$–	$37	$–		$239
	2024		$167		$–	$16	$–		$183

(1)	Shmulik Yannay became CEO on 28th, October, 2024, and 8K was filed for this event.

(2)	As of December 1st, 2023

(3)	Tal Wil-Glazer resigned her position on 28th October, 2024, an 8K was filed for this event.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

As of December 31, 2024, we had 4,215,571 shares of common stock outstanding which was held by 87 shareholders. The chart below sets forth the ownership, or claimed ownership, of certain individuals and entities. This chart discloses those persons known by the board of directors to have, or claim to have, beneficial ownership of more than 5% of the outstanding shares of our common stock as of December 31, 2024; of all directors and executive officers of SATIVUS TECH CORP; and of our directors and officers as a group.

Name	Number of Shares (1)	% Ownership
Shmuel Yannay (2)	157,642	3.74%
Uri Ben-Or	–	–
Tal Wilk-Glazer	–	–
Abraham Stern	7,500	0.18%
All officers and directors	165,142	3.92%
Nir Margalit	352,175	8.35%

(1)	The percent of common stock owned is calculated using the sum of the number of shares of common stock owned divided by the total number of common stock outstanding as of December 31, 2024.

(2)	The Company has an outstanding convertible loan from Mr. Shmuel Yannay of $123. (principal 100K)

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The Company has no business relations or activity with any affiliates.

Item 14. Principal Accounting Fees and Services.

The following table indicates the fees paid by us for services performed for the:

	Year Ended December 31, 2024	Year Ended December 31, 2023
Auditing fees	$32,000	$31,000

Total	$32,000	$31,000

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following exhibits are incorporated into this Form 10-K Annual Report:

Exhibit Number	Description
31.1*	Rule 13a-14(a) Certification of the Chief Executive Officer
31.2*	Rule 13a-14(a) Certification of the Chief Financial Officer
32.1*	Section 1350 Certification of Chief Executive Officer
32.2*	Section 1350 Certification of Chief Financial Officer
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed along with this document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sativus Tech Corp.

Date: March 31, 2025	By:	/s/ Shmulik Yannay
Shmulik Yannay
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: March 31, 2025	By:	/s/ Uri Ben-Or
Uri Ben-Or
	Title:	Chief Financial Officer (Principal Financial Officer)

