Form 10-Q
period 2025-03-31
SATIVUS TECH CORP.
filed 2025-05-15
CIK 1661600

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended March 31, 2025

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

As of May 15, 2025, the registrant had 4,215,571 shares of its Common Stock, $0.001 par value, outstanding.

When used in this quarterly report, the terms “Sativus Tech Corp.” “the Company,” “we,” “our,” and “us” refer to Sativus Tech Corp.

i

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

SATIVUS TECH CORP.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of March 31, 2025

1

SATIVUS TECH CORP.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2025

IN THOUSANDS OF U.S. DOLLARS

SATIVUS TECH CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands, except share and per share data

	March 31,	December 31,
	2025	2024
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$32	$96
Restricted cash	5	11
Accounts receivable	12	–
Prepaid expenses and other receivables	12	24
Total current assets	61	131

NON-CURRENT ASSETS
Property and equipment, net	332	427
Total non-current assets	332	427

Total assets	$393	$558

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES

Accounts payables	$53	$65
Loans	–	–
Convertible loans	2,327	2,249
Loans from related party	26	–
Fair value of convertible component in convertible loans	568	771
Other accounts liabilities	169	143
Total current liabilities	3,143	3,228

SHAREHOLDER’S DEFICIT
Ordinary shares of $0.0001 par value
Ordinary shares of $0.0001 par value Authorized: 500,000,000 shares at March 31, 2025 and December 31, 2024; Issued and Outstanding: 4,215,571 and 4,215,571 shares at March 31, 2025 and December 31, 2024, respectively	4	4
Additional Paid in capital	20,694	20,683
Accumulated deficit	(23,609)	(23,608)
	(2,911)	(2,921)
Non-controlling interests	161	251
Total shareholders’ deficit	(2,750)	(2,670)

Total liabilities and shareholders’ deficit	$393	$558

The accompanying notes are an integral part of these condensed consolidated financial statements.

SATIVUS TECH CORP.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

U.S. dollars in thousands, except share and per share data

	Three months ended March 31,
	2025	2024
Operating expenses:

Research and development	$(206)	$(126)

General and administrative	(54)	(89)
Operating loss	(260)	(215)

Financial Income (expenses), net	162	203

Loss after	(98)	(12)

Other Income	–	–

Net loss	(98)	(12)

Non-controlling interests	(97)	(82)
Net loss attributable to equity holders of the Company	$(1)	$70

Basic and diluted net loss per share attributable to equity holders of the Company	$(0.00)	$(0.02)
Weighted average number of ordinary shares used in computing basic and diluted loss per share	4,215,571	4,215,571

The accompanying notes are an integral part of these condensed consolidated financial statements.

SATIVUS TECH CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

U.S. dollars in thousands, except share and per share data

			Additional		Total	Non-
	Ordinary shares		Paid in	Accumulated	Shareholders’	controlling
	Number	Amount	capital	Deficit	Deficiency	interests	Total
Balance as of January 1, 2025	4,215,571	$4	$20,683	$(23,608)	$(2,921)	$251	$(2,670)
Issuance of shares in respect of converted SAFE in subsidiary	–	–	11	–	11	7	18
Net Loss	–	–	–	(1)	(1)	(97)	(98)
Balance as of March 31, 2025 (Unaudited)	4,215,571	$4	$20,694	$(23,609)	$(2,911)	$161	$(2,750)

			Additional		Total	Non-
	Ordinary shares		Paid in	Accumulated	Shareholders’	controlling
	Number	Amount	capital	Deficit	Deficiency	interests	Total
Balance as of January 1, 2024	4,215,571	$4	$20,640	$(22,928)	$(2,284)	$562	$(1,722)
Share Based Compensation to employees and non-employees	–	–	6	–	6	3	9
Net income	–	–	–	70	70	(82)	(12)
Balance as of March 31, 2024 (Unaudited)	4,215,571	$4	$20,646	$(22,858)	$(2,208)	$483	$(1,725)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SATIVUS TECH CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

U.S. dollars in thousands

	Three months ended
	March 31,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$(98)	$(12)
Adjustments to reconcile loss to net cash used in operating activities:
Depreciation and amortization	95	13
Share based compensation expenses to employees and non-employees	–	9
Financial expenses related to convertible loans and warrants	42	42
Change in fair value of convertible component in convertible loans	(203)	(252)

Changes in assets and liabilities:
Decrease (Increase) in other accounts receivable	12	23
Increase in accounts receivable	(12)	–
Decrease (Increase) in trade payables	(12)	17
Decrease (Increase) in other accounts payables	26	44
Net cash used in operating activities	(150)	(116)

Cash flows from investing activities:
Purchase of property and equipment. Net	–	(113)
Decrease (increase) in restricted cash	6	–
Proceeds Loans from related party	26	–
Decrease (increase) in deposits	–	199
Net cash used in investing activities	32	86

Cash flows from financing activities:
Lease payments	–	(5)
Proceeds from convertible loan	36	–
Proceeds from issuance of shares to minority interests in subsidiary	18	–
Net cash provided (used) by financing activities	54	(5)

Increase (decrease) in cash and cash equivalents and restricted cash	(64)	(35)
Cash and cash equivalents and restricted cash at the beginning of the year	96	176
Cash and cash equivalents at the end of the period	$32	$141

Supplemental disclosures of cash flow information:
Cash paid for interest	$–	$–

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

b.

The Company has an accumulated deficit in the total amount of $23,609 as of March 31, 2025, the Company has negative operating cash flow in the total amount of $150 for the three months ended March 31, 2025, further losses are anticipated in the development of its business. Those factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due.

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

The consolidated financial statements for the three months ended March 31, 2025, do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from uncertainty related to the Company’s ability to continue as a going concern.

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation:

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary and were prepared in accordance with Generally Accepted Accounting Principles in the United States of America (“GAAP”)

All intercompany accounts and transactions have been eliminated in the consolidation.

Unaudited Interim Financial Information

The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with GAAP and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from this report, as is permitted by such rules and regulations. Accordingly, these condensed consolidated financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2024, and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 31st, 2025 (the “2024 Annual Report”). The results for any interim period are not necessarily indicative of results for any future period.

SATIVUS TECH CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
U.S. dollars in thousands

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (cont.)

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments that are necessary to present fairly the Company’s financial position and results of operations for the interim periods presented. The results for the three months ended March 31, 2025, are not necessarily indicative of the results for the year ending December 31, 2024, or for any future period.

As of March 31, 2025, there have been no material changes in the Company’s significant accounting policies from those that were disclosed in the 2024 Annual Report.

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

The Company’s financial assets and liabilities that are measured at fair value on a recurring basis by level within the fair value hierarchy are as follows:

	Balance as of March 31, 2025
	Level 1	Level 2	Level 3	Total
Liabilities:
Fair Value of convertible component in convertible loan, net of discounts and debt issue costs	$–	$–	$568	568

Total liabilities	$–	$–	$568	568

	Balance as of December 31, 2024
	Level 1	Level 2	Level 3	Total
Liabilities:
Fair Value of convertible component in convertible loan, net of discounts and debt issue costs	$–	$–	$771	$771

Total liabilities	$–	$–	$771	$771

SATIVUS TECH CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
U.S. dollars in thousands

NOTE 3:-	CONVERTIBLE LOANS

a.	On February 21, 2019, the Company received a convertible loan from third party (“February 2019 Lender”), with a two-year term, in the principal amount of $550, which bears 10% annual interest rate (“February 2019 Loan”).

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

The Company accounted for the February 2019 Loan in accordance with ASC 470-20, Debt with conversion and other Options. As of March 31, 2025, the BCF was revalued at $100.

On November 1, 2024, the loan agreement was extended until March 31, 2025.

The February 2019 Loan is included in the convertible loans in current liabilities as of March 31, 2025, in the amount of $399, and $392 as of December 31, 2024.

The Company accounted for the February 2019 Loan in accordance with ASC 470-20, Debt with conversion and other Options. The value of the BCF for the February 2019 Loan was calculated using Monte Carlo model. As of March 31, 2025 the Company allocated $100 to the BCF as a liability ($144 as of December 31, 2024).

SATIVUS TECH CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
U.S. dollars in thousands

NOTE 3:-	CONVERTIBLE LOANS (cont.)

As of December 31, 2024, the Company used an independent appraiser to estimate the fair value of BCF which used the Monte Carlo option pricing model using the following weighted average assumptions:

December 31, 2024
Share price	$0.13
Dividend yield	0%
Risk-free interest rate	4.37%
Expected term (in years)	0.25
Volatility	69.59%

As of March 31, 2025 the fair value of the conversion feature in the amount of $100 was calculated with the following parameters:

March 31, 2025
Share price	$0.08
80% of the lowest volume-weighted average price	$0.064

During the three months ended March 31,2025 the Company recorded interest expenses related to the Loan in the amount of $8.

b.	On October 15, 2019, the Company received a convertible loan from a third party (“October 2019 Lender”) in the principal amount of $1,100 that bears an annual 10% interest rate (“October 2019 Loan”). The October 2019 Loan had a two-year term. Prior to the maturity date of the October 2019 Loan, the Company, at its option, has the right to redeem, in cash, in part or in whole, the amounts outstanding provided that as of the date of the redemption notice (i) the volume-weighted average price of the Company’s ordinary shares is less than $12.50 and (ii) there is no equity condition failures as defined therein. In the event that the Company wishes to redeem any amount under the convertible loan, the Company shall pay an amount equal to the principal amount being redeemed plus a redemption premium equal to 20% of the outstanding amount being redeemed in addition to outstanding and accrued interest.

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

The Company accounted for the October 2019 Loan in accordance with ASC 470-20, Debt with conversion and other Options. As of March 31, 2025, the BCF was revalued at $364.

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

On November 1, 2024, the loan agreement was extended until March 31, 2025.

The October 2019 Loan is included in the convertible loans in current liabilities as of March 31, 2025, in the amount of $1,446.

The Company accounted for the February 2019 Loan in accordance with ASC 470-20, Debt with conversion and other Options. The value of the BCF for the February 2019 Loan was calculated using Monte Carlo model. As of March 31, 2025 the Company allocated $364 to the BCF as a liability ($430 as of December 31, 2024).

As of December 31, 2024, The Company used an independent appraiser to estimate the fair value of BCF which used the Monte Carlo option pricing model using the following weighted average assumptions:

December 31, 2024
Share price	$0.13
Dividend yield	0%
Risk-free interest rate	4.37%
Expected term (in years)	0.25
Volatility	69.59%

As of March 31, 2025 the fair value of the conversion feature in the amount of $364 was calculated with the following parameters:

March 31, 2025
Share price	$0.08
80% of the lowest volume-weighted average price	$0.064

During the three months ended March 31 ,2025 the Company recorded interest expenses related to the Loan in the amount of $28.

c.	On August 7, 2020, the Company received a convertible loan from a third party (“August 2020 Lender”) in the amount of $200 (the “August 2020 Loan”). Per the terms of the Agreement, the August 2020 Loans has a maturity date of August 7, 2022, (“Maturity Date”) and accrues annual interest at a rate of 10%

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

On November 1, 2024, the loan agreement as extended until March 31, 2025.

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

The Company accounted for the August 2020 Loan in accordance with ASC 470-20, Debt with conversion and other Options. The combined intrinsic value of the BCF for the August 2020 Loan was calculated and valued at $249 as of August 7, 2020, and the Company allocated $58 to the BCF as a liability. As of March 31, 2025, the BCF was revalued at $74 ($138 as of December 31, 2024).

As of December 31, 2024, The Company used an independent appraiser to estimate the fair value of BCF which used the Monte Carlo option pricing model using the following weighted average assumptions:

	August 7, 2020	December 31, 2024
Share price	$0.80	$0.13
Dividend yield	0%	0%
Risk-free interest rate	0.13%	4.37%
Expected term (in years)	2	0.25
Volatility	163.31%	69.59%

As of March 31, 2025 the fair value of the conversion feature in the amount of $74 was calculated with the following parameters:

March 31, 2025
Share price	$0.08
80% of the lowest volume-weighted average price	$0.064

During the three months ended March 31, 2025 the Company recorded interest expenses related to the Loan in the amount of $5.

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

On November 1, 2024, the loan agreement was extended until March 31, 2025.

The Company accounted for the director’s loan in accordance with ASC 470-20, Debt with conversion and other Options. The combined intrinsic value of the BCF for the August 2020 Loan was calculated and valued at $129 as of July 31, 2020, and the Company allocated $129 to the BCF as a liability. As of March 31, 2025, the BCF was revalued at $31 ($58 as of December 31, 2024).

SATIVUS TECH CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
U.S. dollars in thousands

NOTE 3:-	CONVERTIBLE LOANS (cont.)

As of December 31, 2024, The Company estimated the fair value of BCF using the Monte Carlo option pricing model using the following weighted average assumptions:

December 31, 2024
Share price	$0.13
Dividend yield	0%
Risk-free interest rate	4.37%
Expected term (in years)	0.25
Volatility	69.59%

As of March 31, 2025 the fair value of the conversion feature in the amount of $31 was calculated with the following parameters:

March 31, 2025
Share price	$0.08
80% of the lowest volume-weighted average price	$0.064

During the three month ended March 31, 2024, the Company recorded interest expenses related to Director Loan in the amount of $3.

e	On March 2024 the Company received $36 convertible loan from third party. The loan is convertible at a conversion ratio of $1 per share.

NOTE 4:-	RELATED PARTIES

The following transactions arose with related parties:

	Three months ended March 31, 2025				Amounts owing
	Directors Fees	Consulting Fees / Salaries	Other expenses	Total	by (to) as of March 31, 2025
CFO	$–	$7	$–	$7	$–
Company controlled by CFO	–	8	–	8	(22)
Directors	–	–	3	3	(153)
	$–	$15	$3	$18	$(175)

SATIVUS TECH CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
U.S. dollars in thousands

NOTE 4:-	RELATED PARTIES (cont.)

	Three months ended March 31, 2024				Amounts owing
	Directors Fees	Consulting Fees / Salaries	Share based awards	Total	by (to) as of March 31, 2024
Director and CEO	$–	$46	$–	$46	$(15)
CFO	–	7	–	7	(2)
Company controlled by CFO	–	8	–	8	(3)
Directors	–	28	–	28	(138)
	$–	$89	$–	$89	$(158)

A	The Company signed an agreement with the CFO, effective December 1, 2023, pursuant to which the CFO received $3 per month for his services. Amounts owed to the CFO as of March 31, 2025, were $22.

B.	The Company signed an agreement with the CEO of Saffron Tech, effective December 12, 2021, pursuant to which the newly appointed CEO will received $11.3 per month. The CEO resigned from her position on 28th October 2024.

NOTE 5:-	SHAREHOLDERS’ DEFICIT

a.	As of March 31, 2025 and December 31, 2024, the Company’s share capital is composed as follows:

	March 31, 2025		December 31, 2024
	Authorized	Issued and outstanding	Issued and outstanding	Issued and outstanding
	Number of shares
Shares of common stock of $0.0001 par value each “Shares”	500,000,000	4,215,571	500,000,000	4,215,571

SATIVUS TECH CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
U.S. dollars in thousands

NOTE 5:-	SHAREHOLDERS’ DEFICIT (cont.)

b.	Warrants

A summary of warrant activity during the three months period ended March 31, 2025, and year ended December 31, 2024 is as follows:

	Number	Average exercise price
Warrants outstanding at January 1, 2024	119,000	$5.88
Expired	(44,000)	12.50
Warrants outstanding at December 31, 2024	75,000	2

Warrants outstanding at March 31, 2025	75,000	$2

The following warrants are outstanding as of March 31, 2025 and December 31, 2024:

Issuance date	Warrants outstanding	Exercise price per warrant	Warrants outstanding and exercisable	Expiry date
August 7, 2020	50,000	$2.00	50,000	August 7, 2025
August 11, 2020	25,000	$2.00	25,000	August 11, 2025
	75,000		75,000

SATIVUS TECH CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
U.S. dollars in thousands

NOTE 5:-	SHAREHOLDERS’ DEFICIT (cont.)

c.	Share option plans:

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

(i) A summary of employee share options activity during the three month ended March 31, 2025, and the year ended December 2024 is as follows:

	Number	Average weighted exercise price
Options outstanding at January 1, 2024	160,000	$1.05
Exercised	(95,000)	1.00

Options outstanding at December 31, 2024	65,000	1.12
Exercised	–	0.00

Options exercisable at March 31, 2025	65,000	$1.12

The following options are outstanding as of March 31, 2025 and December 31, 2024:

Issuance date	Options outstanding	Exercise price per option	Options outstanding and exercisable	Expiry date
September 1, 2020	15,000	$0.70	15,000	September 1, 2025
November 3, 2020	25,000	$1.00	25,000	October 25, 2025
November 3, 2020	25,000	$1.50	25,000	October 25, 2025
	65,000		65,000

SATIVUS TECH CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
U.S. dollars in thousands

NOTE 5:-	SHAREHOLDERS’ DEFICIT (cont.)

d.	Restricted Share Units:

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

SATIVUS TECH CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
U.S. dollars in thousands

NOTE 5:-	SHAREHOLDERS’ DEFICIT (cont.)

A summary of RSU activity during the three months ended March 31, 2025, and the year ended December 31, 2024 is as follows:

Number

RSU outstanding at January 1, 2024	531,000
Granted	–
Forfeited	–

RSU’s outstanding at December 31, 2024	531,000
Forfeited	–

RSU’s exercisable at March 31, 2025	531,000

NOTE 6:-	FINANCIAL INCOME (EXPENSES)

	Three months ended	Three months ended
	March 31,	March 31,
	2025	2024
Financial Income (expenses) related to revaluation of convertible component in convertible loans	203	209
Financial expenses related to interest, revaluation of warrants and leases	(43)	–
Foreign currency transactions and other	2	(6)
	$162	$203

SATIVUS TECH CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
U.S. dollars in thousands

NOTE 7:-	LIENS, COMMITMENTS

a.	Saffron leases its facilities on leases that expired on December 15, 2024. Lease payments are approximately $5 per month ($60 annually). Saffron has the option to extend the lease period for two additional option periods of 12 months each (first option from 16.12.2024 to 15.12.2025 and second option from 16.12.2025 to 15.12.2026). Saffron did not extend the lease for a set amount of time but rather pay for each month they use the facilities.

b.	Saffron Tech is committed to pay royalties to the IIA on the proceeds from sales of products resulting from research and development projects in which the IIA participates by way of grants. In the first 3 years of sales the Company shall pay 3% of the sales of the product which was developed under IIA research and development projects. In the fourth, fifth and sixth years of sales, the Company shall pay 4% of such sales and from the seventh year onwards the Company shall pay 5% of up to 100% of the amount of grants received plus interest at LIBOR. Saffron Tech was entitled to the grants only upon incurring research and development expenditures. There were no future performance obligations related to the grants received from the IIA. As of December 31, 2024, the contingent liabilities with respect to grants received from the IIA, subject to repayment under these royalty agreements on future sales is $Nil. As of December 31, 2024, Saffron Tech received a total of $452 from the IIA

c.	The Company's holdings in Saffron Tech are secured to a third party until such time that the third-party convertible loans have been extinguished.

NOTE 8:-	SUBSEQUENT EVENTS

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH OUR AUDITED FINANCIAL STATEMENTS AND THE RELATED NOTES THAT APPEAR ELSEWHERE IN THIS QUARTERLY REPORT ON FORM 10-Q AND THE FINANCIAL STATEMENTS AND RELATED NOTES THERETO FOR THE FISCAL YEAR ENDED DECEMBER 31, 2024 AND THE RELATED MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, BOTH OF WHICH ARE CONTAINED IN OUR ANNUAL REPORT ON FORM 10-K FILED WITH THE SECURITIES AND EXCHANGE COMMISSION (THE “SEC”), ON MARCH 31, 2025. PAST OPERATING RESULTS ARE NOT NECESSARILY INDICATIVE OF RESULTS THAT MAY OCCUR IN FUTURE PERIODS. THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT REFLECT OUR PLANS, ESTIMATES AND BELIEFS. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE THOSE DISCUSSED BELOW AND ELSEWHERE IN THIS QUARTERLY REPORT.

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other Federal securities laws, and is subject to the safe-harbor created by such Act and laws. Forward-looking statements may include statements regarding our goals, beliefs, strategies, objectives, plans, including product and technology developments, future financial conditions, results or projections or current expectations These forward-looking statements involve known or unknown risks, uncertainties and other factors that may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “potential,” “continue,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” and similar expressions. These statements are based on our current beliefs, expectations, and assumptions and are subject to a number of risks and uncertainties. Although we believe that the expectations reflected-in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Our actual results may differ materially from those anticipated in these forward-looking statements. These forward-looking statements are made as of the date of this report, and we assume no obligation to update these forward-looking statements whether as a result of new information, future events, or otherwise, other than as required by law. In light of these assumptions, risks, and uncertainties, the forward-looking events discussed in this report might not occur and actual results and events may vary significantly from those discussed in the forward-looking statements. Further information on potential factors that could affect our business is described under the heading “Risk Factors” in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended March 31, 2025. Readers are also urged to carefully review and consider the various disclosures we have made in that report.

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

On May 9, 2024, Saffron Tech launched a pilot site in Ganei Tal, Israel. The pilot demonstrates commercial-like Saffron cultivation, using Saffron Tech proprietary technology and growth protocol.8j0. In the pilot site Saffron Tech will grow more than 12,000 corms in parallel, 4 cycles a year. The company invested $290. The Israeli innovation authority (“IIA”) participation was $250.

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

These unaudited condensed financial statements should be read in conjunction with our December 31, 2024, annual financial statements included in our Form 10-K, filed with the SEC on March 31st, 2025.

Going Concern

Due to the uncertainty of our ability to meet our current operating and capital expenses, our independent auditors included an explanatory paragraph in their report on the condensed consolidated financial statements for the three months ended March 31, 2025, regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

Results of Operations

Three months ended March 31, 2025 compared to the three months ended March 31, 2024

Operating Expenses

Research and development expenses for the three months ended March 31, 2025, were $206 thousand compared to $126 thousand for the same period in 2024.

General and administrative (“G&A”) expenses for the three months ended March 31, 2025, were $54 thousand compared to $89 thousand for the same period in 2024.

Total financial income for the three months ended March 31, 2025, was $162 compared to $203 thousand for the same period in 2024. Financial income is due to financial gains related to revaluations of the convertible component in convertible loans.

Liquidity and Capital Resources

Overview

Since inception on January 16, 2015, the Company has a cumulative deficit of $23,609 thousand and a working capital deficit of $3,082 thousand as of March 31, 2025. Our future growth is dependent upon achieving further purchase orders and execution, management of operating expenses and ability of the Company to obtain the necessary financing to fund future obligations, and upon profitable operations.

Historically, we have financed our cash flow and operations from the initial contribution of our majority shareholder and by raising equity and convertible loans.

We had a negative working capital of $3,082 thousand and $3,097 thousand as of March 31, 2025, and December 31, 2024, respectively.

During the three months ended March 31, 2025, we had negative cash flow from operations of $150 thousand which was mainly the result of a net loss of $98 thousand, and financial gains from revaluations of convertible component in convertible loans in the amount of $203 thousand off set by changes in assets and liabilities of $14 thousand, depreciation of $95 thousand, and financial expenses related to convertible loans and warrants of $42 thousand. Cash flow from operation activity in the three months ended March 31, 2024, was the result of a net loss of $12 thousand, and financial gains from revaluations of convertible component in convertible loans in the amount of $252 thousand off set by changes in assets and liabilities of $84 thousand, depreciation of $13 thousand, and financial expenses related to convertible loans and warrants of $42 thousand.

During the three months ended March 31, 2025, we had positive cash flow from investment of $6 thousand compared to a positive cash flow of $86 thousand. Cash flow from investment activity in the three months ended March 31, 2025, was the result of a decrease in restricted cash of $6 thousand and increase in loan from related party of $26. Cash flow from investment activity in the three months ended March 31, 2024, was the result of a decrease in deposits of $199 thousand offset by the purchase of property and equipment of $113 thousand.

During the three months ended March 31, 2025, we had a positive cash flow from financing activities of $54 thousand compared to a negative cash flow from financing activities during the three months ended March 31, 2024 of $ 5. Cash flow from financing activities in the three months ended March 31, 2025, was a result of the issuance of shares to minority interests in a subsidiary in the amount of $18 thousand, and Proceeds from the convertible Loan $36 thousand Cash flow from finance activity in the three months ended March 31, 2024, was the result of lease payments of $5 thousand.

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

Part II- Other Information

Item 5. Other Information

During the quarter ended March 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Dated: May 15, 2025	By:	/s/ Sumulik Yannay
Sumulik Yannay
Chief Executive Officer
SATIVUS TECH CORP.

