Form 10-Q
period 2025-09-30
SATIVUS TECH CORP.
filed 2025-11-17
CIK 1661600

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2025

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

As of November 17, 2025, the registrant had 4,215,571 shares of its Common Stock, $0.001 par value, outstanding.

When used in this quarterly report, the terms “Sativus Tech Corp.” “the Company,” “we,” “our,” and “us” refer to Sativus Tech Corp.

i

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

SATIVUS TECH CORP.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of September 30, 2025

IN THOUSANDS OF U.S. DOLLARS

SATIVUS TECH CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands, except share and per share data

	September 30,	December 31,
	2025	2024
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$159	$96
Restricted cash	6	11
Accounts receivable	20	–
Prepaid expenses and other receivables	46	24
Total current assets	231	131

NON-CURRENT ASSETS
Property and equipment, net	338	427
Total non-current assets	338	427

Total assets	$569	$558

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES

Accounts payables	$272	$65
Convertible loans	2,412	2,249
Fair value of convertible component in convertible loans	723	771
Other accounts liabilities	251	143
Total current liabilities	3,658	3,228

SHAREHOLDERS’ DEFICIT
Ordinary shares of $0.0001 par value
Ordinary shares of $0.0001 par value Authorized: 500,000,000 shares at September 30, 2025 and December 31, 2024; Issued and Outstanding: 4,215,571 and 4,215,571 shares at September 30, 2025 and December 31, 2024, respectively	4	4
Additional Paid in capital	20,973	20,683
Accumulated deficit	(24,207)	(23,608)
	(3,230)	(2,921)
Non-controlling interests	141	251
Total shareholders’ deficit	(3,089)	(2,670)

Total liabilities and shareholders’ deficit	$569	$558

The accompanying notes are an integral part of these condensed consolidated financial statements.

SATIVUS TECH CORP.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

U.S. dollars in thousands, except share and per share data

	Three months ended		Nine months ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Operating expenses:
Research and development	$(169)	$(93)	$(497)	$(417)

General and administrative	(151)	(62)	(296)	(194)

Operating loss	(320)	(155)	(793)	(611)

Financial income (expenses), net	(83)	2,174	(130)	(171)

Net profit (loss)	(403)	2,019	(923)	(782)

Non-controlling interests	(137)	(51)	(324)	(228)
Net loss attributable to equity holders of the Company	$(266)	$2,070	$(599)	$(554)

Basic and diluted net gain (loss) per share	$(0.05)	0.49	$(0.14)	$(0.13)

Weighted average number of Ordinary shares used in computing basic and diluted loss per share	4,215,571	4,215,571	4,215,571	4,215,571

The accompanying notes are an integral part of these condensed consolidated financial statements.

SATIVUS TECH CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

U.S. dollars in thousands, except share and per share data

	Ordinary shares		Additional Paid in	Accumulated	Total Shareholders’	Non- controlling
	Number	Amount	Capital	Deficit	Deficiency	Interests	Total
Balance as of January 1, 2025	4,215,571	$4	$20,683	$(23,608)	$(2,921)	$251	$(2,670)
Issuance of shares in respect of converted SAFE in subsidiary	–	–	11	–	11	7	18
Net income (loss)	–	–	–	(1)	(1)	(97)	(98)
Balance as of March 31, 2025 (Unaudited)	4,215,571	$4	$20,694	$(23,609)	$(2,911)	$161	$(2,750)
Issuance of shares in respect of converted SAFE in subsidiary	–	–	11	–	11	9	20
Net income (loss)	–	–	–	(332)	(332)	(90)	(422)
Balance as of June 30, 2025 (Unaudited)	4,215,571	$4	$20,705	$(23,941)	$(3,232)	$80	$(3,152)
Issuance of shares in subsidiary	–	–	268	–	268	198	466
Net income (loss)	–	–	–	(266)	(266)	(137)	(403)
Balance as of September 30, 2025 (Unaudited)	4,215,571	$4	$20,973	$(24,207)	$(3,230)	$141	$(3,089)

	Ordinary shares		Additional Paid in	Accumulated	Total Shareholders’	Non- controlling
	Number	Amount	Capital	Deficit	Deficiency	interests	Total
Balance as of January 1, 2024	4,215,571	$4	$20,640	$(22,928)	$(2,284)	$562	$(1,722)
Share Based Compensation to employees and non-employees	–	–	6	–	6	3	9
Net income (loss)	–	–	–	70	70	(82)	(12)
Balance as of March 31, 2024 (Unaudited)	4,215,571	$4	$20,646	$(22,858)	$(2,208)	$483	$(1,725)
Share Based Compensation to employees and non-employees	–	–	3	–	3	3	6
Net loss	–	–	–	(2,694)	(2,694)	(95)	(2,789)
Balance as of June 30, 2024 (Unaudited)	4,215,571	$4	$20,649	$(25,552)	$(4,899)	$391	$(4,508)
Share Based Compensation to employees and non-employees	–	–	2	–	2	3	5
Net gain (loss)	–	–	–	2,070	2,070	(51)	2,019
Balance as of September 30, 2024 (Unaudited)	4,215,571	$4	$20,651	$(23,482)	$(2,827)	$343	$(2,484)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SATIVUS TECH CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

U.S. dollars in thousands

	Nine months ended
	September 30,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$(923)	$(782)
Adjustments to reconcile loss to net cash used in operating activities:
Depreciation and amortization	89	84
Share based compensation expenses to employees and non-employees	–	20
Financial expenses related to convertible loans and warrants	127	122
Change in fair value of convertible component in convertible loans	(48)	15

Changes in assets and liabilities:
Decrease (Increase) in other accounts receivable	(22)	140
Increase in accounts receivable	(20)	–
Decrease (Increase) in trade payables	207	(7)
Decrease (Increase) in other accounts payables	108	28
Net cash used in operating activities	(482)	(380)

Cash flows from investing activities:
Decrease (Increase) in short-term deposits	–	626
Purchase of property and equipment. Net	–	(281)
Decrease (increase) in restricted cash	5	–
Net cash used in investing activities	5	345

Cash flows from financing activities:
Lease payments	–	(13)
Proceeds from convertible loan	36	–
Proceeds from issuance of shares of subsidiary	504	–
Net cash provided (used) by financing activities	540	(13)

Increase (decrease) in cash and cash equivalents and restricted cash	63	(48)
Cash and cash equivalents and restricted cash at the beginning of the year	96	176
Cash and cash equivalents at the end of the period	$159	$128

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

b.	The Company has an accumulated deficit in the total amount of $24,207 as of September 30, 2025, the Company has negative operating cash flow in the total amount of $482 for the nine months ended September 30, 2025, further losses are anticipated in the development of its business. Those factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due.

SATIVUS TECH CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
U.S. dollars in thousands

NOTE 1:-	GENERAL (cont.)

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

The consolidated financial statements for the three months ended September 30, 2025, do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from uncertainty related to the Company’s ability to continue as a going concern.

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

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments that are necessary to present fairly the Company’s financial position and results of operations for the interim periods presented. The results for the three months ended September 30, 2025, are not necessarily indicative of the results for the year ending December 31, 2024, or for any future period.

As of September 30, 2025, there have been no material changes in the Company’s significant accounting policies from those that were disclosed in the 2024 Annual Report.

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

The Company’s financial assets and liabilities that are measured at fair value on a recurring basis by level within the fair value hierarchy are as follows:

	Balance as of September 30, 2025
	Level 1	Level 2	Level 3	Total
Liabilities:
Fair Value of convertible component in convertible loan, net of discounts and debt issue costs	$–	$–	$723	723

Total liabilities	$–	$–	$723	723

	Balance as of December 31, 2024
	Level 1	Level 2	Level 3	Total
Liabilities:
Fair Value of convertible component in convertible loan, net of discounts and debt issue costs	$–	$–	$771	$771

Total liabilities	$–	$–	$771	$771

SATIVUS TECH CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
U.S. dollars in thousands

NOTE 3:-	CONVERTIBLE LOANS

a.	On February 21, 2019, the Company received a convertible loan from third party (“February 2019 Lender”), with a two-year term, in the principal amount of $550, which bears 10% annual interest rate (“February 2019 Loan”).

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

The Company accounted for the February 2019 Loan in accordance with ASC 470-20, Debt with conversion and other Options. As of September 30, 2025, the BCF was revalued at $239.

On November 1, 2024, the loan agreement was extended until March 31, 2025.

The February 2019 Loan is included in the convertible loans in current liabilities as of September 30, 2025, in the amount of $412, and $392 as of December 31, 2024.

The Company accounted for the February 2019 Loan in accordance with ASC 470-20, Debt with conversion and other Options. The value of the BCF for the February 2019 Loan was calculated using Monte Carlo model. As of September 30, 2025 the Company allocated $239 to the BCF as a liability ($144 as of December 31, 2024).

SATIVUS TECH CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
U.S. dollars in thousands

NOTE 3:-	CONVERTIBLE LOANS (cont.)

As of December 31, 2024, the Company used an independent appraiser to estimate the fair value of BCF which used the Monte Carlo option pricing model using the following weighted average assumptions:

December 31, 2024
Share price	$0.13
Dividend yield	0%
Risk-free interest rate	4.37%
Expected term (in years)	0.25
Volatility	69.59%

As of September 30, 2025 the fair value of the conversion feature in the amount of $239 was calculated with the following parameters:

September 30, 2025
Share price	$0.1
80% of the lowest volume-weighted average price	$0.064

During the nine months ended September 30,2025 the Company recorded interest expenses related to the Loan in the amount of $22.

b.	On October 15, 2019, the Company received a convertible loan from a third party (“October 2019 Lender”) in the principal amount of $1,100 that bears an annual 10% interest rate (“October 2019 Loan”). The October 2019 Loan had a two-year term. Prior to the maturity date of the October 2019 Loan, the Company, at its option, has the right to redeem, in cash, in part or in whole, the amounts outstanding provided that as of the date of the redemption notice (i) the volume-weighted average price of the Company’s ordinary shares is less than $12.50 and (ii) there is no equity condition failures as defined therein. In the event that the Company wishes to redeem any amount under the convertible loan, the Company shall pay an amount equal to the principal amount being redeemed plus a redemption premium equal to 20% of the outstanding amount being redeemed in addition to outstanding and accrued interest.

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

The Company accounted for the October 2019 Loan in accordance with ASC 470-20, Debt with conversion and other Options. As of September 30, 2025, the BCF was revalued at $375.

On January 26, 2022, the Company paid accrued interest of the October 2019 Loan in the amount of $55.

On December 20, 2022, the Company paid accrued interest of the October 2019 Loan in the amount of $100, and the October 2019 Loan agreement as extended until September 30, 2023.

SATIVUS TECH CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
U.S. dollars in thousands

NOTE 3:-	CONVERTIBLE LOANS (cont.)

On January 2023, the Company paid accrued interest of the October 2019 Loan in the amount of $100.

On November 1, 2024, the loan agreement was extended until March 31, 2025.

The October 2019 Loan is included in the convertible loans in current liabilities as of September 30, 2025, in the amount of $1,501.

The Company accounted for the February 2019 Loan in accordance with ASC 470-20, Debt with conversion and other Options. The value of the BCF for the February 2019 Loan was calculated using Monte Carlo model. As of September 30, 2025 the Company allocated $375 to the BCF as a liability ($430 as of December 31, 2024).

As of December 31, 2024, The Company used an independent appraiser to estimate the fair value of BCF which used the Monte Carlo option pricing model using the following weighted average assumptions:

December 31, 2024
Share price	$0.13
Dividend yield	0%
Risk-free interest rate	4.37%
Expected term (in years)	0.25
Volatility	69.59%

As of September 30, 2025 the fair value of the conversion feature in the amount of $375 was calculated with the following parameters:

September 30, 2025
Share price	$0.1
80% of the lowest volume-weighted average price	$0.08

During the nine months ended September 30, 2025 the Company recorded interest expenses related to the Loan in the amount of $83.

c.	On August 7, 2020, the Company received a convertible loan from a third party (“August 2020 Lender”) in the amount of $200 (the “August 2020 Loan”). Per the terms of the Agreement, the August 2020 Loans has a maturity date of August 7, 2022, (“Maturity Date”) and accrues annual interest at a rate of 10%

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

On November 1, 2024, the loan agreement as extended until March 31, 2025.

The August 2020 Loan is included in the convertible loans in current liabilities as of September 30, 2025, in the amount of $303.

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

The Company accounted for the August 2020 Loan in accordance with ASC 470-20, Debt with conversion and other Options. The combined intrinsic value of the BCF for the August 2020 Loan was calculated and valued at $249 as of August 7, 2020, and the Company allocated $58 to the BCF as a liability. As of September 30, 2025, the BCF was revalued at $76 ($138 as of December 31, 2024).

As of December 31, 2024, The Company used an independent appraiser to estimate the fair value of BCF which used the Monte Carlo option pricing model using the following weighted average assumptions:

	August 7, 2020	December 31, 2024
Share price	$0.80	$0.13
Dividend yield	0%	0%
Risk-free interest rate	0.13%	4.37%
Expected term (in years)	2	0.25
Volatility	163.31%	69.59%

As of September 30, 2025 the fair value of the conversion feature in the amount of $76 was calculated with the following parameters:

September 30, 2025
Share price	$0.1
80% of the lowest volume-weighted average price	$0.08

During the three months ended September 30, 2025 the Company recorded interest expenses related to the Loan in the amount of $15.

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

The Director Loan is included in the convertible loans in current liabilities as of September 30, 2025, in the amount of $130, and $122 as of December 31, 2024.

The fair value of the warrants granted was $18 using the Black-Scholes-Merton option pricing model using the following assumptions:

August 2020
Share price	$0.86
Dividend yield	0%
Risk-free interest rate	0.21%
Expected term (in years)	5
Volatility	176.96%

On November 1, 2024, the loan agreement was extended until March 31, 2025.

The Company accounted for the director’s loan in accordance with ASC 470-20, Debt with conversion and other Options. The combined intrinsic value of the BCF for the August 2020 Loan was calculated and valued at $129 as of July 31, 2020, and the Company allocated $129 to the BCF as a liability. As of September 30, 2025, the BCF was revalued at $33 ($58 as of December 31, 2024).

SATIVUS TECH CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
U.S. dollars in thousands

NOTE 3:-	CONVERTIBLE LOANS (cont.)

As of December 31, 2024, The Company estimated the fair value of BCF using the Monte Carlo option pricing model using the following weighted average assumptions:

December 31, 2024
Share price	$0.13
Dividend yield	0%
Risk-free interest rate	4.37%
Expected term (in years)	0.25
Volatility	69.59%

As of September 30, 2025 the fair value of the conversion feature in the amount of $33 was calculated with the following parameters:

September 30, 2025
Share price	$0.1
80% of the lowest volume-weighted average price	$0.08

During the nine months ended September 30, 2025, the Company recorded interest expenses related to Director Loan in the amount of $8.

e.	On September 2024 the Company received $36 convertible loan from third party. The loan is convertible at a conversion ratio of $1 per share.

NOTE 4:-	RELATED PARTIES

The following transactions arose with related parties:

	Nine months ended September 30, 2025				Amounts owing
	Directors Fees	Consulting Fees / Salaries	Other expenses	Total	by (to) as of September 30, 2025
CFO	$–	$24	$–	$24	$–
Company controlled by CFO	–	25	–	25	(24)
Directors	–	–	8	8	(130)
	$–	$49	$8	$57	$(154)

SATIVUS TECH CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
U.S. dollars in thousands

NOTE 4:-	RELATED PARTIES (cont.)

	Nine months ended September 30, 2024				Amounts owing
	Directors Fees	Consulting Fees / Salaries	Share based awards	Total	by (to) as of September 30, 2024
Director and CEO	$–	$136	$–	$136	$(15)
CFO	–	29	–	29	(22)
Company controlled by CFO	–	21	–	21	(2)
Directors	–	–	8	8	(113)
	$–	$186	$8	$194	$(152)

A	The Company signed an agreement with the CFO, effective December 1, 2023, pursuant to which the CFO received $3 per month for his services. Amounts owed to the CFO as of September 30, 2025, were $24.

B.	The Company signed an agreement with the CEO of Saffron Tech, effective December 12, 2021, pursuant to which the newly appointed CEO will received $11.3 per month. The CEO resigned from her position on 28th October 2024.

NOTE 5:-	SHAREHOLDERS’ DEFICIT

a.	As of September 30, 2025 and December 31, 2024, the Company’s share capital is composed as follows:

	September 30, 2025		December 31, 2024
	Authorized	Issued and outstanding	Issued and outstanding	Issued and outstanding
	Number of shares
Shares of common stock of $0.0001 par value each “Shares”	500,000,000	4,215,571	500,000,000	4,215,571

SATIVUS TECH CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
U.S. dollars in thousands

NOTE 5:-	SHAREHOLDERS’ DEFICIT (cont.)

b.	Warrants

A summary of warrant activity during the three months period ended September 30, 2025, and year ended December 31, 2024 is as follows:

	Number	Average exercise price
Warrants outstanding at January 1, 2024	119,000	$5.88
Expired	(44,000)	12.50
Warrants outstanding at December 31, 2024	75,000	2
Expired	(75,000)	2
Warrants outstanding at September 30, 2025	–	$–

The following warrants are outstanding as of December 31, 2024:

Issuance date	Warrants outstanding	Exercise price per warrant	Warrants outstanding and exercisable	Expiry date
August 7, 2020	50,000	$2.00	50,000	August 7, 2025
August 11, 2020	25,000	$2.00	25,000	August 11, 2025
	75,000		75,000

There are no outstanding warrants as of September 30, 2025.

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

(i) A summary of employee share options activity during the Nine month ended September 30, 2025, and the year ended December 2024 is as follows:

	Number	Average weighted exercise price
Options outstanding at January 1, 2024	160,000	$1.05
Exercised	(95,000)	1.00

Options outstanding at December 31, 2024	65,000	1.12
Expired	(15,000)	0.7

Options exercisable at September 30, 2025	50,000	$1.25

The following options are outstanding as of September 30, 2025:

Issuance date	Options outstanding	Exercise price per option	Options outstanding and exercisable	Expiry date
November 3, 2020	25,000	$1.00	25,000	October 25, 2025
November 3, 2020	25,000	$1.50	25,000	October 25, 2025
	50,000		50,000

The following options are outstanding as of December 31, 2024:

Issuance date	Options outstanding	Exercise price per option	Options outstanding and exercisable	Expiry date
September 1, 2020	15,000	$0.70	15,000	September 1, 2025
November 3, 2020	25,000	$1.00	25,000	October 25, 2025
November 3, 2020	25,000	$1.50	25,000	October 25, 2025
	65,000		65,000

SATIVUS TECH CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
U.S. dollars in thousands

NOTE 5:-	SHAREHOLDERS’ DEFICIT (cont.)

d.	Restricted Share Units:

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

A summary of RSU activity during the three months ended September 30, 2025, and the year ended December 31, 2024 is as follows:

Number

RSU outstanding at January 1, 2024	531,000
Granted	–
Forfeited	–

RSU’s outstanding at December 31, 2024	531,000
Forfeited	–
RSU’s outstanding at September 30, 2025	531,000

SATIVUS TECH CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
U.S. dollars in thousands

NOTE 6:-	FINANCIAL INCOME (EXPENSES)

	Three months ended		Nine months ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024

Financial income (expenses) related to revaluation component in convertible loans	$(69)	$2,168	$(80)	$(137)

Foreign currency transactions and other	(14)	6	(50)	(34)

	(83)	2,174)	(130)	(171)

NOTE 7:-	LIENS, COMMITMENTS

a.	Saffron leases its facilities on leases that expired on December 15, 2024. Lease payments are approximately $5 per month ($60 annually). Saffron has the option to extend the lease period for two additional option periods of 12 months each (first option from 16.12.2024 to 15.12.2025 and second option from 16.12.2025 to 15.12.2026). Saffron did not extend the lease for a set amount of time but rather pay for each month they use the facilities.

b.	Saffron Tech is committed to pay royalties to the IIA on the proceeds from sales of products resulting from research and development projects in which the IIA participates by way of grants. In the first 3 years of sales the Company shall pay 3% of the sales of the product which was developed under IIA research and development projects. In the fourth, fifth and sixth years of sales, the Company shall pay 4% of such sales and from the seventh year onwards the Company shall pay 5% of up to 100% of the amount of grants received plus interest at LIBOR. Saffron Tech was entitled to the grants only upon incurring research and development expenditures. There were no future performance obligations related to the grants received from the IIA. As of December 31, 2024, the contingent liabilities with respect to grants received from the IIA, subject to repayment under these royalty agreements on future sales is $Nil. As of December 31, 2024, Saffron Tech received a total of $452 from the IIA.

c.	The Company's holdings in Saffron Tech are secured to a third party until such time that the third-party convertible loans have been extinguished.

NOTE 8:-	SUBSEQUENT EVENTS

In accordance with ASC 855-10, Company management reviewed all material events through the date of this report and determined that there are no additional material subsequent events to report.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH OUR AUDITED FINANCIAL STATEMENTS AND THE RELATED NOTES THAT APPEAR ELSEWHERE IN THIS QUARTERLY REPORT ON FORM 10-Q AND THE FINANCIAL STATEMENTS AND RELATED NOTES THERETO FOR THE FISCAL YEAR ENDED DECEMBER 31, 2024 AND THE RELATED MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, BOTH OF WHICH ARE CONTAINED IN OUR ANNUAL REPORT ON FORM 10-K FILED WITH THE SECURITIES AND EXCHANGE COMMISSION (THE “SEC”), ON September 30, 2025. PAST OPERATING RESULTS ARE NOT NECESSARILY INDICATIVE OF RESULTS THAT MAY OCCUR IN FUTURE PERIODS. THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT REFLECT OUR PLANS, ESTIMATES AND BELIEFS. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE THOSE DISCUSSED BELOW AND ELSEWHERE IN THIS QUARTERLY REPORT.

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

Company Overview

SATIVUS TECH CORP. (formerly SEEDO CORP.) (the “Company”, “Our” or “We”) was formed on January 16, 2015, under the laws of the State of Delaware. Prior to July 2020, we were involved in producing a plant growing device managed and controlled by an artificial intelligent algorithm, allowing consumers to grow their own herbs and vegetables effortlessly from seed to plant, while providing optimal conditions to assure premium quality produce year-round. However, due to financial and operational difficulties and during 2020, we ceased these operations and on July 19, 2020, the Company formed a new wholly-owned subsidiary in Israel, Hachevra Legiduley Pkaot Beisrael Ltd. (the “New Subsidiary”), to develop a fully automated and remotely managed system for growing saffron and other vegetables. On November 5, 2020, the New Subsidiary changed its name to Saffron-Tech Ltd. (or “Saffron Tech”). As of the date of this report, and following various financings in Saffron Tech, the Company owns 58% of Saffron Tech.

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

Going Concern

Due to the uncertainty of our ability to meet our current operating and capital expenses, our independent auditors included an explanatory paragraph in their report on the condensed consolidated financial statements for the nine months ended September 30, 2025, regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

Results of Operations

Nine months ended September 30, 2025 compared to the nine months ended September 30, 2024

Operating Expenses

Research and development expenses for the nine months ended September 30, 2025, were $497 thousand compared to $417 thousand for the same period in 2024.

General and administrative (“G&A”) expenses for the nine months ended September 30, 2025, were $296 thousand compared to $194 thousand for the same period in 2024.

Total financial expenses for the nine months ended September 30, 2025, was $130 compared to $171 thousand for the same period in 2024. Financial expenses is due mostly to financial expenses related to revaluations of the convertible component in convertible loans.

Three months ended September 30, 2025 compared to the three months ended September 30, 2024

Operating Expenses

Research and development expenses for the three months ended September 30, 2025, were $169 thousand compared to $93 thousand for the same period in 2024.

General and administrative (“G&A”) expenses for the three months ended September 30, 2025, were $151 thousand compared to $62 thousand for the same period in 2024.

Total financial expenses for the three months ended September 30, 2025, was $83 compared to financial income $2,174 thousand for the same period in 2024. Financial expenses is due mostly to financial gains related to revaluations of the convertible component in convertible loans.

Liquidity and Capital Resources

Overview

Since inception on January 16, 2015, the Company has a cumulative deficit of $24,207 thousand and a working capital deficit of $3,427 thousand as of September 30, 2025. Our future growth is dependent upon achieving further purchase orders and execution, management of operating expenses and ability of the Company to obtain the necessary financing to fund future obligations, and upon profitable operations.

Historically, we have financed our cash flow and operations from the initial contribution of our majority shareholder and by raising equity and convertible loans.

We had a negative working capital of $3,427 thousand and $3,097 thousand as of September 30, 2025, and December 31, 2024, respectively.

During the nine months ended September 30, 2025, we had negative cash flow from operations of $482 thousand which was mainly the result of a net loss of $923 thousand, and financial gains from revaluations of convertible component in convertible loans in the amount of $48 thousand off set by changes in assets and liabilities of $273 thousand, depreciation of $89 thousand, and financial expenses related to convertible loans and warrants of $127 thousand. Cash flow from operation activity in the nine months ended September 30, 2024, was the result of a net loss of $782 thousand off set by financial loss from revaluations of convertible component in convertible loans in the amount of $122 thousand.

During the nine months ended September 30, 2025, we had positive cash flow from investment of $5 thousand compared to a positive cash flow from investment during the nine months ended September 30, 2024 of $345 thousand. Cash flow from investment activity in the nine months ended September 30, 2025, was the result of a decrease in restricted cash of $5 thousand. Cash flow from investment activity in the nine months ended September 30, 2024, was the result of a decrease in deposits of $626 thousand offset by the purchase of property and equipment of $281 thousand.

During the nine months ended September 30, 2025, we had a positive cash flow from financing activities of $540 thousand compared to a negative cash flow from financing activities during the nine months ended September 30, 2024 of $13. Cash flow from financing activities in the nine months ended September 30, 2025, was a result of the issuance of shares by subsidiary in the amount of $504 thousand, and Proceeds from the convertible Loan $36 thousand. Cash flow from finance activity in the nine months ended September 30, 2024, was the result of lease payments of $13 thousand.

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

Part II- Other Information

Item 5. Other Information

During the quarter ended September 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Dated: November 17, 2025	By:	/s/ Michael Oster
Michael Oster
Chief Executive Officer
SATIVUS TECH CORP.

