Form 10-K
period 2025-12-31
SATIVUS TECH CORP.
filed 2026-04-15
CIK 1661600

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

On June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the Common Stock held by non-affiliates of the registrant was $193,034 based upon the closing price on that date of the Common Stock of the registrant on the OTC Bulletin Board system of $0.0005. For purposes of this response, the registrant has assumed that its directors, executive officers and beneficial owners of 5% or more of its Common Stock are deemed affiliates of the registrant.

As of April 14, 2026, the registrant had 4,215,571 shares of its Common Stock, $0.001 par value, outstanding.

Class	April 14, 2026
Common Stock, $0.001 par value per share	4,215,571 shares

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

On October 20th, 2025, our Director & CEO Mr. Shmulik Yannay resigned from the Board & his position as CEO. This was not the result of any disagreements with the Company. On the same day, the Board appointed Mr. Michael Oster to replace Mr. Yannay as a Director and CEO. At the same time the Board additionally appointed Mr. Shaul Trabelsi as a Director and Board Member.

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

We have multiple controls in place in order to prevent breaches, some of these controls include:

a.	FMA/2FA, this is our first AND most important first line of defense, no one should have MFA bypassed or disabled, with no exceptions.

b.	Email Banner for external emails. This banner assists us to identify any phishing / impersonation email and cannot be bypassed.

c.	Conditional Access Policy (CAP): Rejects connections to Exchange Online from un-authorized countries. We are further enhancing this control by implementing ACL's (access lists) in our CRM and ERP systems and any other mission critical platform. ALL platforms should have MFA enforced, any platform not supporting MFA in 2025 is deemed high-risk and immediately replaced as it is obsolete and poses high-risk to the Company.

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

Our common stock is quoted on the NASDAQ OTC Bulletin Board (“OTCBB”) under the symbol “SATT”. As of December 31, 2025, the Company’s common stock was held by 87 shareholders of record, which does not include shares that are held in street or nominee name.

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

QUARTER ENDED:	HIGH	LOW

December 31, 2024	$0.13	$0.11
March 31, 2025	$0.08	$0.08
June 31, 2025	$0.05	$0.05
September 30, 2025	$0.10	$0.10
December 31, 2025	$0.14	$0.14

Shareholders

Our shares of common stock are issued in registered form. The registrar and transfer agent for our shares of common stock is Cleartrust LLC, 16540 Pointe Village Drive, Suite 210, Lutz, FL 33558

On December 31, 2025, the shareholders’ list of our shares of common stock showed 87 registered holders of our shares of common stock and 4,215,571 shares of common stock outstanding. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of shares of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

This discussion summarizes the significant factors affecting the consolidated financial statements, financial condition, liquidity, and cash flows of Sativus Tech, Corp, for the fiscal year ended December 31, 2025 and 2024. The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes included elsewhere in this Form 10-K.

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

On August 30, 2022, Saffron Tech, announced its intention to raise up to 5 million New Israeli Shekels (“NIS”) (approximately $1.5 million) at a pre-money valuation of NIS 32.5 million (approximately $10 million) through the Israeli crowdfunding platform – Pipelbiz (“2022 Crowd Funding Round”). Assuming the maximum amount is raised, the Company will own approximately 61% of the Saffron Tech. The 2022 Crowd Funding Round was closed on December 1, 2022, having raised 3.8 million NIS (approximately $1.3 million). Fund raising expenses accumulated to $152 and the net amount raised through Pipelbiz was $1.15 million. Saffron Tech also raised 1.15 million NIS (approximately $328 thousand) through the issuance of SAFEs. The SAFEs are convertible at a 20% discount to the current crowd funding round. Sativus Tech’s interest in Saffron Tech now totals 67.5% post-raise. All SAFEs were converted before December 31, 2025. Saffron Tech continued to raise funds through Pipelbiz under the same pre-money valuation during December 2022 through to January 2023, via another crowd funding round “2023 Crowd Funding Round” which closed on February 5, 2023, having raised another 1.1 million NIS (approximately $314 thousand).

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

Results of Operations during the year ended December 31, 2025, as compared to the year ended December 31, 2024

Operating Expenses

Research and Development Expenses for the year ended December 31, 2025, amounted to $694 thousand as compared to $687 thousand for the year ended December 31, 2024. The reason for the increase is a smaller grant from IIA during 2025 compared to 2024.

General and Administrative expenses for the year ended December 31, 2025, amounted to $366 thousand as compared to $271 thousand for the year ended December 31, 2024. The decrease during the year ended December 31, 2025, was mainly due the increase in professional services costs.

Financing Expenses for the year ended December 31, 2025, amounted to $183 thousand as compared financing income to $65 thousand for the year ended December 31, 2024. Financial expenses and income are due mainly to financial gains or losses related to revaluations of convertible components in convertible loans.

Results of Operations during the year ended December 31, 2024, as compared to the year ended December 31, 2023

Operating Expenses

Research and Development Expenses for the year ended December 31, 2024, amounted to $687 thousand as compared to $253 for the year ended December 31, 2023. The reason for the increase is a smaller grant from IIA during 2024 compared to 2023.

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

Liquidity and Capital Resources

Overview

Since inception on January 16, 2015, the Company had a cumulative deficit as of December 31, 2025, of $24,477 thousand and we have a working capital deficit of $3,735 thousand as of December 31, 2025. Our future growth is dependent upon achieving further purchase orders and execution, management of operating expenses and ability of the Company to obtain the necessary financing to fund future obligations, and upon profitable operations. Those factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due.

Historically, we have financed our cash flow and operations from the initial contribution of our majority shareholder and by raising equity, convertible loans and warrants. As of December 31, 2025, our cash and deposit balance was $96 thousand.

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

Year ended December 31, 2025 as compared to the year ended December 31, 2024

During the year ended December 31, 2025, the Company’s overall position of cash and cash equivalents decreased by $64 thousand. This decrease in cash can be attributed to the following:

The Company’s net cash used in operating activities during the year ended December 31, 2025, was $701 thousand as compared to $488 for the year ended December 31, 2024. This decrease is mostly due to a significant decrease in accounts receivable and an increase in the net loss of the Company.

The Company’s net cash used in investing activities during the year ended December 31, 2025, was $1 thousand as compared to $368 net cash earned for the year ended December 31, 2024. This increase is mostly due to decrease in deposits offset by high investments in Saffron Tech’s new facility, located at Ganei Tal during the year ended December 31, 2024.

Cash provided by financing activities for the year ended December 31, 2025, was $638 thousand as compared to $40 thousand for the year ended December 31, 2024. Cash provided in 2025 was from the issuance of shares of subsidiary of $504 thousand and convertible loans in the amount of $36 thousand and proceeds from related party loans of $98.

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

Recently Issued Accounting Pronouncements

For information with respect to recent accounting pronouncements, see Note 2 to the audited consolidated financial statements of SATIVUS TECH CORP. included elsewhere in this Form 10-K.

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

AS OF DECEMBER 31, 2025

IN THOUSANDS OF U.S. DOLLARS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Sativus Tech Corp.

Opinion on the Financial Statements

We have audited the accompanying the consolidated balance sheets of Sativus Tech Corp. and its subsidiary (“the Company”) as of December 31, 2025 and 2024 and the related statements of comprehensive loss, statement of changes in shareholders’ deficit and cash flows, for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with generally accepted accounting principles in the United States of America.

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

Going Concern

The accompanying financial statements have been prepared to assume that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, as of December 31, 2025, The Company suffered losses from operations in all years since inception, has a negative working capital and further losses are anticipated in the development of its business. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these matters is also described in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. This matter is also described in the “Critical Audit Matters” section of our report.

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

Mitzpe Netofa, Israel

April 14, 2026

SATIVUS TECH CORP.

CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands, except per share data, except share and per share data

	December 31	December 31
	2025	2024
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$32	$96
Accounts receivable	21	–
Restricted cash	9	11
Prepaid expenses and other receivables	41	24
Total current assets	103	131

NON CURRENT ASSETS
Property and equipment, net	204	427
Total non-current assets	204	427

Total assets	$307	$558

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payables	$267	$65
Loans from related parties	98	–
Convertible loans	2,451	2,249
Fair value of convertible component in convertible loans	726	771
Other accounts liabilities	296	143
Total current liabilities	3,838	3,228

SHAREHOLDER’S DEFICIT
Ordinary shares of $0.0001 par value Authorized: 500,000,000 shares at December 31, 2025 and December 31, 2024; Issued and Outstanding: 4,215,571 and 4,215,571 shares at December 31, 2025 and December 31, 2024, respectively	4	4
Additional Paid in capital	20,973	20,683
Accumulated deficit	(24,477)	(23,608)
	(3,500)	(2,921)
Non-controlling interests	(31)	251
Total shareholders’ deficit	(3,531)	(2,670)

Total liabilities and shareholders’ deficit	$307	$558

The accompanying notes are an integral part of the consolidated financial statements.

SATIVUS TECH CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

U.S. dollars in thousands, except per share data, except share and per share data

	Year ended December 31,
	2025	2024
Operating expenses:

Research and development	$(694)	$(687)

General and administrative	(366)	(271)
Operating loss	(1,060)	(958)

Financial Income (expenses), net	(183)	(65)

Loss after	(1,243)	(1,023)

Other Income	(122)	3

Net loss	(1,365)	(1,020)

Non-controlling interests	(496)	(340)
Net loss attributable to equity holders of the Company	$(869)	$(680)

Basic and diluted net loss per share attributable to equity holders of the Company	$(0.32)	$(0.24)
Weighted average number of ordinary shares used in computing basic and diluted loss per share	4,215,571	4,215,571

The accompanying notes are an integral part of the consolidated financial statements.

SATIVUS TECH CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

U.S. dollars in thousands, except per share data, except share and per share data

	Ordinary shares		Additional Paid in	Accumulated	Total Shareholders’	Non- controlling
	Number	Amount	Capital	Deficit	Deficiency	interests	Total

Balance at January 1, 2025	4,215,571	$4	$20,683	$(23,608)	$(2,921)	$251	$(2,670)
Transactions with non-controlling parties	–	–	–	–	–	–	–
Share based compensation to non-controlling parties	–	–	–	–	–	–	–
Issuance of shares in subsidiary	–	–	268	–	268	198	466
Issuance of shares in respect of converted SAFE in subsidiary	–	–	22	–	22	16	38
Net Loss	–	–	–	(869)	(869)	(496)	(1,365)
Balance at December 31, 2025	4,215,571	$4	$20,973	$(24,477)	$(3,500)	$(31)	$(3,531)

	Ordinary shares		Additional Paid in	Accumulated	Total Shareholders’	Non- controlling
	Number	Amount	Capital	Deficit	Deficiency	interests	Total

Balance at January 1, 2024	4,215,571	$4	$20,640	$(22,928)	$(2,284)	$562	$(1,722)
Transactions with non-controlling parties	–	–	–	–	–	–	–
Cancelation of share options in subsidiary	–	–	–	–	–	–	–
Share based compensation to non-controlling parties	–	–	12	–	12	7	19
Share based compensation to non-employees	–	–	31	–	31	22	53
Issuance of shares in respect of converted SAFE in subsidiary	–	–	–	–	–	–	–
Net Loss	–	–	–	(680)	(680)	(340)	(1,020)
Balance at December 31, 2024	4,215,571	$4	$20,683	$(23,608)	$(2,921)	$251	$(2,670)

The accompanying notes are an integral part of the consolidated financial statements.

SATIVUS TECH CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands, except per share data

	Year ended
	December 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(1,365)	$(1,020)
Adjustments to reconcile loss to net cash used in operating activities:
Depreciation	105	116
Share based compensation expenses to employees and non-employees	–	19
Capital loss (Gain)	121	(3)
Financial expenses related to convertible loans, warrants and leases	166	175
Change in fair value of convertible component in convertible loans	(45)	(114)
Changes in assets and liabilities:
Decrease (Increase) in other accounts receivable	(17)	289
Increase in accounts receivable	(21)	19
Decrease (Increase) in trade payables	202	–
Decrease (Increase) in other accounts payables	153	31
Net cash used in operating activities	(701)	(488)

Cash flows from investing activities
Decrease (increase) in restricted cash	2	–
Purchase of property and equipment	(3)	(269)
Decrease in deposits	–	637
Net cash used in investing activities	(1)	368

Cash flows from financing activities:
Lease payments	–	(13)
Proceeds from convertible loan	36	–
Proceeds from issuance of shares of subsidiary	504	53
Loans from related parties	98	–
Net cash provided by financing activities	638	40

Increase (decrease) in cash and cash equivalents	(64)	(80)
Cash and cash equivalents and restricted cash at the beginning of the year	96	176

Cash and cash equivalents at the end of the period	$32	$96

Supplemental disclosures of cash flow information:
Cash paid for interest	$–	$–

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

On December 9, 2021, FINRA gave final approval for the Company’s 1-for-10 consolidation, or reverse split, of our issued and outstanding common shares, as noted in our 8-K of December 13, 2021. Except where otherwise indicated, all share and per share data in these financial statements have been retroactively restated to reflect said consolidation.

b.	The Company has an accumulated deficit in the total amount of $24,477 as of December 31, 2025, the Company has negative operating cash flow in the total amount of $701 for the year ended December 31, 2025, further losses are anticipated in the development of its business. Those factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due.

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

The consolidated financial statements for the year ended December 31, 2025, do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from uncertainty related to the Company’s ability to continue as a going concern.

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

Restricted cash as of December 31, 2025 in respect of the Company’s credit card and manufacturing commitments.

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

The Company’s long-lived assets are reviewed for impairment in accordance with ASC No. 360, “Property, Plant and Equipment” whenever events or changes in circumstances indicate that the carrying amount of an asset (or asset group) may not be recoverable. Recoverability of assets (or asset group) to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. During the years ended December 31, 2025 and 2023, no impairment losses have been recorded.

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

Royalty-bearing grants from the Israeli Innovation Authority (the “IIA”) for funding approved research and development projects are recognized at the time Saffron Tech is entitled to such grants (i.e. at the time that there is reasonable assurance that the Company will comply with the conditions attached to the grant and that there is reasonable assurance that the grant will be received), on the basis of the costs incurred and reduce research and development costs. The cumulative research and development grants received by the Company from inception through December 2025 amounted to $689.

As of December 31, 2025, the Company did not accrue for or pay any royalties to the IIA since no revenues were recognized in respect of the funded projects.

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

The Company elected to measure some of the convertible loans under the fair value option (see note 3). Under the fair value option, the convertible loans will be measured at fair value in each reporting period until they will be converted, with changes in the fair values being recognized in the Company’s consolidated statement of operations as financial income or expense. The proceeds received for the issuance of the convertible loans were allocated at fair value conducted on an arm’s-length basis.

SATIVUS TECH CORP.

NOTES TO FINANCIAL STATEMENTS

U.S. dollars in thousands, except per share data

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

The Company’s financial assets and liabilities that are measured at fair value on a recurring basis by level within the fair value hierarchy are as follows:

	Balance as of December 31, 2025
	Level 1	Level 2	Level 3	Total
Liabilities:
Fair Value of convertible component in convertible loan, net of discounts and debt issue costs	$–	$–	$726	$726

Total liabilities	$–	$–	$726	$726

	Balance as of December 31, 2024
	Level 1	Level 2	Level 3	Total
Liabilities:
Fair Value of convertible component in convertible loan, net of discounts and debt issue costs	$–	$–	$771	$771

Total liabilities	$–	$–	$771	$771

m.	Income Tax:

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

The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. As of December 31, 2025, and 2024, no liability for unrecognized tax positions has been recorded. Accordingly, no interest or penalties related to uncertain tax positions are recorded, either. It is the Company’s policy that any interest or penalties associated with unrecognized tax positions would be reflected in income tax expense.

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

For the years ended December 31, 2025, and 2024, all outstanding shares warrants have been excluded from the calculation of the diluted net loss per share as all such securities are anti-dilutive for all years presented.

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

For the years ended December 31, 2025, December 31, 2024, the Company recorded $0, and $19 in share-based compensation, respectively.

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

r.	Recently adopted accounting pronouncements:

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures, which expands public entities’ segment disclosures primarily by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items. The guidance is in effect for the Company for annual periods beginning January 1, 2024 and will be in effect for the interim periods beginning January 1, 2025. Early adoption is permitted. The Company has adopted this standard for the fiscal year 2024 annual financial statements and interim financial statements thereafter and has applied this standard retrospectively for all prior periods presented in the financial statements. See Note 9 – Segment Reporting for further information.

In December 2023, the FASB issued ASU 2023-09, Income taxes (topic 740): Improvements to Income Tax Disclosures. The guides require disclosure of a tabular reconciliation, using both percentages and reporting currency amounts. Additional disclosers are required such as income taxes paid, Income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign and Income tax expense (or benefit) from continuing operations disaggregated by federal (national), state, and foreign. The guidance will be effective for the Company for fiscal years beginning after December 15, 2025.

Other new pronouncements issued but not effective as of December 31, 2025, are not expected to have a material impact on the Company’s consolidated financial statements.

SATIVUS TECH CORP.

NOTES TO FINANCIAL STATEMENTS

U.S. dollars in thousands, except per share data

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

s.	Recently issued accounting pronouncements not yet adopted:

In November 2024, the FASB issued ASU 2024-03 “Income Statement (Topic 220): Reporting Comprehensive Income - Expense Disaggregation Disclosures” (“ASU 2024-03”), which requires more detailed information about specified categories of expenses presented on the face of the income statement, in addition to disclosures about selling expenses. ASU 2024-03 will be in effect for fiscal years beginning after December 15, 2026, with early adoption permitted. The amendment may be applied either prospectively to financial statements issued for reporting periods after the effective date or retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating ASU 2024-03 to determine the impact it may have on its consolidated financial statements and related disclosures.

In January 2025, the FASB issued ASU 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), which revises the effective date of ASU 2024-03 (on disclosures about disaggregation of income statement expenses) “to clarify that all public business entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027.” Entities within the ASU’s scope are permitted to early adopt the ASU. This Update is not expected to have a significant impact on the Company’s financial statements.

In December 2025, the FASB issued ASU 2025-10, Government Grants (Topic 832). ASU 2025-10 establishes authoritative guidance on the accounting for government grants received by business entities, as GAAP previously did not provide specific authoritative guidance about the recognition, measurement and presentation of government grants. This ASU may be applied using either a retrospective, modified retrospective, or modified prospective approach, and is effective for annual reporting periods beginning after December 15, 2028 and interim reporting periods within such annual reporting periods. The Company is currently evaluating the impact of this ASU.

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

The Company accounted for the February 2019 Loan in accordance with ASC 470-20, Debt with conversion and other Options. As of December 31, 2025, the BCF was revalued at $200.

SATIVUS TECH CORP.

NOTES TO FINANCIAL STATEMENTS

U.S. dollars in thousands, except per share data

NOTE 3:-	CONVERTIBLE LOANS (Cont.)

On November 1, 2024, the loan agreement was extended until March 31, 2025 and currently negotiated for new extension.

The February 2019 Loan is included in the convertible loans in current liabilities as of December 31, 2025, in the amount of $422, and $392 as of December 31, 2024.

The Company accounted for the February 2019 Loan in accordance with ASC 470-20, Debt with conversion and other Options. As of December 31, 2024, the value of the BCF for the February 2019 Loan was calculated using Monte Carlo model. As of December 31, 2025 the Company allocated $200 to the BCF as a liability ($144 as of December 31, 2024).

As of December 31, 2024, the Company used an independent appraiser to estimate the fair value of BCF which used the Monte Carlo option pricing model using the following weighted average assumptions:

December 31, 2024
Share price	$0.13
Dividend yield	0%
Risk-free interest rate	4.37%
Expected term (in years)	0.25
Volatility	69.59%

As of December 31, 2025 the fair value of the conversion feature in the amount of $200 was calculated with the following parameters:

December 31, 2025
Share price	$0.12
80% of the lowest volume-weighted average price	$0.096

During the year ended December 31, 2025, and 2024, the Company recorded interest expenses related to February 2019 Loan in the amount of $30 and $28, respectively.

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

The Company accounted for the October 2019 Loan in accordance with ASC 470-20, Debt with conversion and other Options. As of December 31, 2025, the BCF was revalued at $408.

On January 26, 2022, the Company paid accrued interest of the October 2019 Loan in the amount of $55.

On December 20, 2022, the Company paid accrued interest of the October 2019 Loan in the amount of $100, and the October 2019 Loan agreement as extended until June 30, 2023.

On January 2023, the Company paid accrued interest of the October 2019 Loan in the amount of $100.

On November 1, 2024, the loan agreement was extended until March 31, 2025 and currently negotiated for new extension.

SATIVUS TECH CORP.

NOTES TO FINANCIAL STATEMENTS

U.S. dollars in thousands, except per share data

NOTE 3:-	CONVERTIBLE LOANS (Cont.)

The October 2019 Loan is included in the convertible loans in current liabilities as of December 31, 2025, in the amount of $1,528.

The Company accounted for the February 2019 Loan in accordance with ASC 470-20, Debt with conversion and other Options. As of December 31, 2024, the value of the BCF for the February 2019 Loan was calculated using Monte Carlo model. As of December 31, 2025 the Company allocated $408 to the BCF as a liability ($430 as of December 31, 2024).

As of December, 2024, The Company used an independent appraiser to estimate the fair value of BCF which used the Monte Carlo option pricing model using the following weighted average assumptions:

December 31, 2024
Share price	$0.13
Dividend yield	0
Risk-free interest rate	4.37%
Expected term (in years)	0.25
Volatility	69.59%

As of December 31, 2025 the fair value of the conversion feature in the amount of $408 was calculated with the following parameters:

December 31, 2025
Share price	$0.14
80% of the lowest volume-weighted average price	$0.112

During the year ended December 31, 2025, and 2024, the Company recorded interest expenses related to October 2019 Loan in the amount of $110 and $105, respectively.

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

On November 1, 2025, the loan agreement as extended until March 31, 2025 and currently negotiated for new extension.

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

The fair value of the warrants granted was $20 using the Black-Scholes-Merton option pricing model using the following assumptions:

August 2020
Share price	$0.86
Dividend yield	0%
Risk-free interest rate	0.21%
Expected term (in years)	5
Volatilit	176.96%

The Company accounted for the August 2020 Loan in accordance with ASC 470-20, Debt with conversion and other Options. The combined intrinsic value of the BCF for the August 2020 Loan was calculated and valued at $249 as of August 7, 2020, and the Company allocated $58 to the BCF as a liability. As of December 31, 2025, the BCF was revalued at $82 ($138 as of December 31, 2024).

As of December 31, 2024, The Company used an independent appraiser to estimate the fair value of BCF which used the Monte Carlo option pricing model using the following weighted average assumptions:

	August 7, 2020	December 31, 2024
Share price	$0.80	$0.13
Dividend yield	0%	0%
Risk-free interest rate	0.13%	4.37%
Expected term (in years)	2	0.25
Volatility	163.31%	69.59%

As of December 31, 2025 the fair value of the conversion feature in the amount of $82 was calculated with the following parameters:

December 31, 2025
Share price	$0.14
80% of the lowest volume-weighted average price	$0.112

During the year ended December 31, 2025 and 2024, the Company recorded interest expenses related to the Loan in the amount of $20 and $21.

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

The Company accounted for the director’s loan in accordance with ASC 470-20, Debt with conversion and other Options. The combined intrinsic value of the BCF for the August 2020 Loan was calculated and valued at $129 as of July 31, 2020, and the Company allocated $129 to the BCF as a liability. As of December 31, 2025, the BCF was revalued at $35 ($58 as of December 31, 2024).

As of December 31, 2024, The Company estimated the fair value of BCF using the Monte Carlo option pricing model using the following weighted average assumptions:

December 31, 2024
Share price	$0.13
Dividend yield	0%
Risk-free interest rate	4.37%
Expected term (in years)	0.25
Volatility	69.59%

As of December 31, 2025 the fair value of the conversion feature in the amount of $35 was calculated with the following parameters:

December 31, 2025
Share price	$0.14
80% of the lowest volume-weighted average price	$0.112

During the nine months ended September 30, 2025, the Company recorded interest expenses related to Director Loan in the amount of $7.

e.	On March 2025 the Company received $36 convertible loan from third party. The loan is convertible at a conversion ratio of $1 per share.

SATIVUS TECH CORP.

NOTES TO FINANCIAL STATEMENTS

U.S. dollars in thousands, except per share data

NOTE 4:-	RELATED PARTIES

The following transactions arose with related parties:

	Year ended December 31, 2025
	Directors Fees	Consulting Fees / Salaries	Other Expenses	Total	Amounts owing to as of December 31, 2025
CFO Compensation	$–	$33	$–	$33	$–
Company controlled by CFO	–	34	–	34	17
Director and CEO	–	200	–	200	111
Directors	–	–	23	23	174
	$–	$267	$23	$290	$302

	Year ended December 31, 2024
	Directors Fees	Consulting Fees / Salaries	Other Expenses	Total	Amounts owing to as of December 31, 2025
Director and CEO	$–	$167	$16	$183	$–
CFO Compensation	–	29	–	29	–
Company controlled by CFO	–	38	–	38	21
Directors	–	–	15	15	122
	$–	$234	$31	$265	$143

a	The Company signed an agreement with the CFO, effective December 1, 2023, pursuant to which the CFO received $3 per month for his services. Amounts owed to the CFO as of December 31, 2025, were $17.

b.	The Company signed an agreement with the CEO of Saffron Tech, effective December 12, 2021, pursuant to which the appointed CEO will receive $11.3 per month. The CEO resigned from her position on 28th October 2024. The Company signed an agreement with the newly CEO of Saffron Tech, effective November 1, 2024, pursuant to which the newly appointed CEO will receive NIS54 per month. During the years ended December 31, 2025, and 2024, the Company paid compensation expenses to the CEO in the amount of $200 and $167, respectively.

SATIVUS TECH CORP.

NOTES TO FINANCIAL STATEMENTS

U.S. dollars in thousands, except per share data

NOTE 5:-	SHAREHOLDERS’ EQUITY

a.	As of December 31, 2025, and 2024, the Company’s share capital is composed as follows:

	December 31, 2025		December 31, 2024
	Authorized	Issued and outstanding	Authorized	Issued and outstanding
	Number of shares
Shares of common stock of $0.0001 par value each “Shares”	500,000,000	4,215,571	500,000,000	4,215,571

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

b.	Issuance of shares:

1.	On March 9, 2021, the Company issued 13,025 shares in respect of RSU’s granted during 2020.

2.	On March 10, 2021, the Company issued a total of 50,000 shares to two directors in respect of 50,000 RSU’s that were granted to them. The RSU’s vested immediately and had an exercise price of nil. The fair value of the RSU’s at the date of the grant was $275.

3.	On April 1, 2021, the Company issued a total of 10,000 shares to two directors in respect of 10,000 RSU’s that were granted to them. The RSU’s vested immediately and had an exercise price of nil. The fair value of the RSU’s at the date of the grant was $59.

4.	From June 2021 through to December 2021, the Company issued 830,000 shares in respect of converted Promissory Notes in the amount of $830.

5.	From July 2021 through to August 2021, the Company granted three directors 47,134 shares. The fair value of the shares at the date of the grant was $106.

6.	On October 5, 2021, the Company issued a director 7,500 shares in respect of 7,500 RSU’s that were granted to him. The RSU’s vested immediately and had an exercise price of nil. The fair value of the RSU’s at the date of the grant was $18.

7.	On October 5, 2021, the Company issued a consultant 29,167 shares in respect of exercised options. The consultant exercised 50,000 options in a cashless exercise mechanism.

8.	On October 25, 2021, the Company issued a consultant 40,000 shares in respect of 40,000 exercised options.

9.	On December 30, 2022, the Company issued 21,186 shares in respect of an investor’s converted SAFE agreement in Saffron Tech.

SATIVUS TECH CORP.

NOTES TO FINANCIAL STATEMENTS

U.S. dollars in thousands, except per share data

NOTE 5:-	SHAREHOLDERS’ EQUITY (Cont.)

c.	Warrants:

A summary of warrant activity during the years ended December 31, 2025 and 2024 is as follows:

	Number	Average exercise price
Warrants outstanding at January 1, 2024	119,000	$5.88
Expired	(44,000)	12.50
Warrants outstanding at December 31, 2024	75,000	$2
Expired	(75,000)	2
Warrants outstanding at December 31, 2025	–	$–

The following warrants are outstanding as of December 31, 2024:

Issuance date	Warrants outstanding	Exercise price per warrant	Warrants outstanding and exercisable	Expiry date
August 7, 2020	50,000	$2.00	50,000	August 7, 2025
August 11, 2020	25,000	$2.00	25,000	August 11, 2025
	75,000		75,000

d.	Share option plans:

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

SATIVUS TECH CORP.

NOTES TO FINANCIAL STATEMENTS

U.S. dollars in thousands, except per share data

NOTE 5:-	SHAREHOLDERS’ EQUITY (Cont.)

(i) A summary of employee share options activity during the years ended December 31, 2025 and 2024 is as follows:

	Number	Average weighted exercise price
Options outstanding at January 1, 2024	160,000	$1.05
Exercised	(95,000)	1.00

Options outstanding at December 31, 2024	65,000	1.12
Exercised	(65,000)	1.12

Options exercisable at December 31, 2025	–	$–

The following options are outstanding as of December 31, 2024:

Issuance date	Options outstanding	Exercise price per option	Options outstanding and exercisable	Expiry date
September 1, 2020	15,000	$0.70	15,000	September 1, 2025
November 3, 2020	25,000	$1.00	25,000	October 25, 2025
November 3, 2020	25,000	$1.50	25,000	October 25, 2025
	65,000		65,000

e.	Restricted Share Units:

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

SATIVUS TECH CORP.

NOTES TO FINANCIAL STATEMENTS

U.S. dollars in thousands, except per share data

NOTE 5:-	SHAREHOLDERS’ EQUITY (Cont.)

A summary of RSU activity during the years ended December 31, 2025 and 2024, is as follows:

Number

RSU outstanding at January 1, 2024	536,000
Granted	–
Forfeited	(5,000)

RSU’s outstanding at December 31, 2024	531,000
Forfeited	–

RSU’s exercisable at December 31, 2025	531,000

NOTE 6:-	TAXES ON INCOME

The Company’s subsidiaries are separately taxed under the domestic tax laws of the jurisdiction of incorporation of each entity.

a.	Corporate tax rates in U.S.:

On December 22, 2017, the U.S. Tax Cuts and Jobs Act (“the TCJA”) was signed into law, permanently lowering the corporate federal income tax rate from 35% to 21%, effective January 1, 2018. The company is subject to U.S. income tax laws. There are no significant provisions for U.S. federal, state or other taxes for any period.

b.	Corporate tax rates in Israel:

The Israeli statutory corporate tax rate and real capital gains were 23% in 2024-2025.

c.	Deferred income taxes:

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows:

	Tax rate	December 31,
		2025	2024
Deferred tax assets:
Carry forward tax losses - Domestic	21%	$1,443	$1,420
Carry forward tax losses - Foreign	23%	942	690

Net deferred tax asset before valuation allowance		2,445	2,110
Valuation allowance		(2,445)	(2,110)

Net deferred tax asset		$–	$–

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that all or some portion of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences are deductible and net operating losses are utilized. Based on consideration of these factors, the Company recorded a full valuation allowance at December 31, 2025, and 2024.

SATIVUS TECH CORP.

NOTES TO FINANCIAL STATEMENTS

U.S. dollars in thousands, except per share data

NOTE 6:-	TAXES ON INCOME (Cont.)

d.	Net operating carry-forward losses for tax purposes:

As of December 31, 2025, the Company’s carry-forward losses amounting to approximately $11,258, and Saffron Tech’s carry-forward losses amounting to approximately $2,447, which can be carried forward for an indefinite period.

e.	Pretax loss breakdown

Loss from operation before income taxes:

	December 31,
	2025	2024
Domestic	$110	254
Foreign	1,095	$845

Total	$1,205	$1,099

Income tax expense (benefit): $0

f.	Rate reconciliation

	Tax rate	December 31,
		2025	2024

Loss- Domestic	21%	$23	$53
Loss- Foreign	23%	252	194

Net deferred tax asset before valuation allowance		275	247
Valuation allowance		(275)	(247)

Net deferred tax asset		$–	$–

SATIVUS TECH CORP.

NOTES TO FINANCIAL STATEMENTS

U.S. dollars in thousands, except per share data

NOTE 7:-	FINANCIAL INCOME (EXPENSES), NET

	Year ended	Year ended
	December 31,	December 31,
	2025	2024
Bank interest and commissions	$(23)	$–
Interest income on deposits	–	3
Financial Income (expenses) related to revaluation of convertible component in convertible loans	(123)	(60)
Foreign currency transactions and other	(37)	(8)

	$(183)	$(65)

NOTE 8:-	LIENS, COMMITMENTS

a.	Saffron leases its facilities on leases that expired on December 15, 2024. Lease payments are approximately $4 per month ($45 annually). Saffron had the option to extend the lease period for two additional option periods of 12 months each (first option from 16.12.2024 to 15.12.2025 and second option from 16.12.2025 to 15.12.2026). Saffron did not extend the lease for a set amount of time but rather pay for each month they use the facilities.

b.	Saffron Tech is committed to pay royalties to the IIA on the proceeds from sales of products resulting from research and development projects in which the IIA participates by way of grants. In the first 3 years of sales the Company shall pay 3% of the sales of the product which was developed under IIA research and development projects. In the fourth, fifth and sixth years of sales, the Company shall pay 4% of such sales and from the seventh year onwards the Company shall pay 5% of up to 100% of the amount of grants received plus interest at LIBOR. Saffron Tech was entitled to the grants only upon incurring research and development expenditures. There were no future performance obligations related to the grants received from the IIA. As of December 31, 2025, the contingent liabilities with respect to grants received from the IIA, subject to repayment under these royalty agreements on future sales is $Nil. As of December 31, 2025, Saffron Tech received a total of $756 from the IIA.

c.	The Company's holdings in Saffron Tech are secured to a third party until such time that the third-party convertible loans have been extinguished.

SATIVUS TECH CORP.

NOTES TO FINANCIAL STATEMENTS

U.S. dollars in thousands, except per share data

NOTE 9:-	SEGMENT REPORTING

ASC 280, “Segment Reporting,” establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”) in deciding how to allocate resources and in assessing performance. The Company’s business is comprised of one operating segment.

The Company’s CODM is its CEO, who reviews financial information presented on a consolidated basis.

The CODM uses consolidated net loss to assess financial performance and allocate resources. These financial metrics are used by the CODM to make key operating decisions, such as the allocation of budget between Research and development and General and Administrative expenses. Segment assets that are reviewed by the CODM are reported within the Consolidated Balance Sheet as consolidated total assets.

The table below summarizes the significant expense categories regularly reviewed by the CODM for the years ended December 31, 2025 and 2024:

	For the Year Ended December 31
	2025	2024

Research and developments	$694	687
General and administrative	366	271
Financial expenses	183	65
Other segments expenses (income)	122	(3)

	$1,365	$1,020

NOTE 10:-	PROPERTY, PLANT AND EQUIPMENT

Property, plant, and equipment consisted of the following (in thousands):

	As of December 31,
	2025	2024
Computer equipment and computer software	2	8
Mold & production equipment	320	485
Office furniture and equipment	–	79
Less: Accumulated depreciation	(118)	(145)
Total property, plant and equipment, net	$204	$427

Our depreciation expense was $104 in 2025, and $116 in 2024.

In conjunction with the our initial R&D facilities, we retired approximately $254 of partially depreciated assets that were no longer in use. We recognized capital loss of $122. These assets were primarily related to our R&D facilities.

NOTE 11:-	SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company reviewed all material events through the date of this report and determined that there are no additional material subsequent events to report

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of our Annual Report on Form 10-K, an evaluation was carried out by management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act) as of December 31, 2025. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

During evaluation of disclosure controls and procedures as of December 31, 2025, conducted as part of our annual audit and preparation of our annual financial statements, management conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures and concluded that our disclosure controls and procedures were not effective.

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

In order to ensure that our internal control over financial reporting is effective, management regularly assesses controls and did so most recently for its financial reporting as of December 31, 2025.

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

As a result of the management evaluation of company internal control over financial reporting described above, the Company’s management has concluded that, as of December 31, 2025, the Company’s internal control over financial reporting was not based on the criteria in Internal Control – Integrated Framework issued by COSO.

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

Changes in Internal Control Over Financial Reporting

As of the end of the period covered by this report, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the year ended December 31, 2025, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

During the quarter ended December 31, 2025, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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

Name	Age	Title
Shmuel Yannay*	45	Director
Abraham Stern	50	Director
Uri Ben-Or	53	Chief Financial Officer
Michael Oster	53	Director, CEO
Shaul Trabelsi	47	Director

Shmuel Yannay, 45, resigned his position as Director and CEO on October 19th, 2025 and was replaced by Michael Oster on the same date.

Michael Oster, 53, is a trained attorney who brings decades of C suite experience at the confluence of technology and investment. He is the CEO of Saffron Tech Ltd., a subsidiary of the Company, and has been partner in several international companies in America and abroad. Mr. Oster holds a BA in both Law and Economics from Bar Ilan University (1996).

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

Shaul Trabelsi, 47, has served as lead GTRO at Amdocs, an internationally renowned company. Additionally Mr. Trabelsi was Head of Compensation of Price Waterhouse Coopers CPA (Israel). Mr. Trabelsi holds a BA in Economics (2003) and MBA in Finance from Bar Ilan University (2006).

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

Committees of the Board

All proceedings of the board of directors for the fiscal year ended December 31, 2025, were conducted by resolutions consented to in writing by our board of directors and filed with the minutes of the proceedings of our board of directors. Our company currently does not have nominating, compensation or audit committees or committees performing similar functions nor does our company have a written nominating, compensation or audit committee charter. Our board of directors does not believe that it is necessary to have such committees because it believes that the functions of such committees can be adequately performed by the board of directors.

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

Insider Trading

We do not currently maintain insider trading policies and procedures governing the purchase, sale, and/or other dispositions of our securities by our directors, officers, and employees that we believe are reasonably designed to promote compliance with insider trading laws, rules, and regulations applicable to us. We have failed to do so due to limited number of members of management, limited resources, and the lack of equity awards granted to management.

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

Item 11. Executive Compensation.

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table presents summary information regarding the total compensation awarded to, earned by, or paid to each of the named executive officers for services rendered:

				Stock	All Other
Name and Principal Position	Year	Salary	Bonus	Awards	Compensation	Total

Shmulik Yannay(1)	2024	$–	$–	$3	$12	$15
	2025	$–	$–	$–	$–	$–

Micael Oster(2)	2025	$200	$–	$–	$–	$–
	2024	$–	$–	$–	$–	$–

Uri Ben-Or, CFO(3)	2024	$3	$–	$–	$–	$3
	2025	$34	$–	$–	$–	$34

Tal Wilk-Glazer, CEO(4)	2024	$167	$–	$16	$–	$183
	2025	$–	$–	$–	$–	$–

_____________________

(1)	Shmulik Yannay resigned on October 20th, 2025, an 8-K was filed for this event.

(2)	Micael Oster became CEO on October 20th, 2025, an 8-K was filed for this event.

(3)	As of December 1st, 2023

(4)	Tal Wil-Glazer resigned her position on 28th October, 2024, an 8K was filed for this event.

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

Granting of Certain Equity Awards Close in Time to the Release of Material Nonpublic Information

We do not grant equity awards in anticipation of the release of material nonpublic information that is likely to result in changes to the price of our common stock, and do not time the public release of such information based on award grant dates. During the last completed fiscal year, we have not made awards to any named executive officer or director during the period beginning four business days before and ending one business day after the filing of a period report on Form 10-Q or Form 10-K or the filing or furnishing of a current report on Form 8-K, and we have not timed the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

As of December 31, 2025, we had 4,215,571 shares of common stock outstanding which was held by 87 shareholders. The chart below sets forth the ownership, or claimed ownership, of certain individuals and entities. This chart discloses those persons known by the board of directors to have, or claim to have, beneficial ownership of more than 5% of the outstanding shares of our common stock as of December 31, 2025; of all directors and executive officers of SATIVUS TECH CORP; and of our directors and officers as a group.

Name	Number of Shares (1)	% Ownership
Shmuel Yannay (2)	157,642	3.74%
Uri Ben-Or	–	–

Abraham Stern	7,500	0.18%
All officers and directors	165,142	3.92%
Nir Margalit	352,175	8.35%

(1)	The percent of common stock owned is calculated using the sum of the number of shares of common stock owned divided by the total number of common stock outstanding as of December 31, 2025.

(2)	The Company has an outstanding convertible loan from Mr. Shmuel Yannay of $123. (principal 100K)

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The Company has no business relations or activity with any affiliates.

Item 14. Principal Accounting Fees and Services.

The following table indicates the fees paid by us for services performed for the:

	Year Ended December 31, 2025	Year Ended December 31, 2024
Auditing fees	$33,000	$31,000

Total	$33,000	$31,000

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following exhibits are incorporated into this Form 10-K Annual Report:

Exhibit Number	Description
31.1*	Rule 13a-14(a) Certification of the Chief Executive Officer
31.2*	Rule 13a-14(a) Certification of the Chief Financial Officer
32.1*	Section 1350 Certification of Chief Executive Officer
32.2*	Section 1350 Certification of Chief Financial Officer
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed along with this document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sativus Tech Corp.

Date: April 15, 2026	By:	/s/ Michael Oster
Michael Oster
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: April 15, 2026	By:	/s/ Uri Ben-Or
Uri Ben-Or
	Title:	Chief Financial Officer (Principal Financial Officer)

