Form 10-K/A
period 2025-12-31
SATIVUS TECH CORP.
filed 2026-04-15
CIK 1661600

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment 1)

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

EXPLANATORY NOTE

Sativus Tech Corp. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A to its Annual Report on Form 10-K for the fiscal year ended December 31, 2025, originally filed on April 15, 2026.

This Amendment is filed solely to correct a clerical error in the date of the "Report of Independent Registered Public Accounting Firm" in Part II, Item 8, updating the date from April 14, 2026 to April 15, 2026.

Per SEC Rule 12b-15, this Amendment includes the complete text of the amended item (Part II, Item 8) and updated certifications (Sections 302 and 906 of the Sarbanes-Oxley Act). No other changes to the Original Filing are made, and it does not reflect events occurring after the original filing date.

i

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

April 15, 2026

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

