Form 10-Q
period 2026-03-31
SATIVUS TECH CORP.
filed 2026-05-14
CIK 1661600

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended March 31, 2026

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

As of May 8, 2026, the registrant had 4,215,571 shares of its Common Stock, $0.001 par value, outstanding.

When used in this quarterly report, the terms “Sativus Tech Corp.” “the Company,” “we,” “our,” and “us” refer to Sativus Tech Corp.

2

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

SATIVUS TECH CORP.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2026

IN THOUSANDS OF U.S. DOLLARS

SATIVUS TECH CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands, except share and per share data

	March 31,	December 31,
	2026	2025
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$–	$32
Restricted cash	7	9
Accounts receivable	4	21
Prepaid expenses and other receivables	7	41
Total current assets	18	103

NON-CURRENT ASSETS
Property and equipment, net	187	204
Total non-current assets	187	204

Total assets	$205	$307

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payables	$283	$267
Convertible loans	2,492	2,451
Loans from related party	137	98
Fair value of convertible component in convertible loans	786	726
Other accounts liabilities	290	296
Total current liabilities	3,988	3,838

SHAREHOLDER’S DEFICIT
Ordinary shares of $0.0001 par value
Ordinary shares of $0.0001 par value Authorized: 500,000,000 shares at March 31, 2026 and December 31, 2025; Issued and Outstanding: 4,215,571 and 4,215,571 shares at March 31, 2026 and December 31, 2025, respectively	4	4
Additional Paid in capital	20,973	20,973
Accumulated deficit	(24,672)	(24,477)
	(3,695)	(3,500)
Non-controlling interests	(88)	(31)
Total shareholders’ deficit	(3,783)	(3,531)

Total liabilities and shareholders’ deficit	$205	$307

The accompanying notes are an integral part of these condensed consolidated financial statements.

SATIVUS TECH CORP.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

U.S. dollars in thousands, except share and per share data

	Three months ended March 31,
	2026	2025
Operating expenses:

Research and development	$(77)	$(206)

General and administrative	(71)	(54)
Operating loss	(148)	(260)

Financial Income (expenses), net	(104)	162

Net loss	(252)	(98)

Non-controlling interests	(57)	(97)
Net loss attributable to equity holders of the Company	$(195)	$(1)

Basic and diluted net loss per share attributable to equity holders of the Company	$(0.05)	$(0.00)
Weighted average number of ordinary shares used in computing basic and diluted loss per share	4,215,571	4,215,571

The accompanying notes are an integral part of these condensed consolidated financial statements.

SATIVUS TECH CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

U.S. dollars in thousands, except share and per share data

	Ordinary shares		Additional Paid in	Accumulated	Total Shareholders’	Non- Controlling
	Number	Amount	capital	Deficit	Deficiency	Interests	Total
Balance as of January 1, 2026	4,215,571	$4	$20,973	$(24,477)	$(3,500)	$(31)	$(3,531)
Net Loss	–	–	–	(195)	(195)	(57)	(252)
Balance as of March 31, 2026 (Unaudited)	4,215,571	$4	$20,973	$(24,672)	$(3,695)	$(88)	$(3,783)

	Ordinary shares		Additional Paid in	Accumulated	Total Shareholders’	Non- controlling
	Number	Amount	Capital	Deficit	Deficiency	Interests	Total
Balance as of January 1, 2025	4,215,571	$4	$20,683	$(23,608)	$(2,921)	$251	$(2,670)
Share Based Compensation to employees and non-employees	–	–	11	–	11	7	18
Net income	–	–	–	(1)	(1)	(97)	(98)
Balance as of March 31, 2025 (Unaudited)	4,215,571	$4	$20,694	$(23,609)	$(2,911)	$161	$(2,750)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SATIVUS TECH CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

U.S. dollars in thousands

	Three months ended
	March 31,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$(252)	$(98)
Adjustments to reconcile loss to net cash used in operating activities:
Depreciation and amortization	17	95
Share based compensation expenses to employees and non-employees	–	–
Financial expenses related to convertible loans and warrants	41	42
Change in fair value of convertible component in convertible loans	60	(203)

Changes in assets and liabilities:
Decrease (Increase) in other accounts receivable	34	12
Increase in accounts receivable	17	(12)
Decrease (Increase) in trade payables	16	(12)
Decrease (Increase) in other accounts payables	(6)	26
Net cash used in operating activities	(73)	(150)

Cash flows from investing activities:
Decrease (increase) in restricted cash	2	6
Net cash used in investing activities	2	6

Cash flows from financing activities:
Proceeds Loans from related party	39	26
Proceeds from convertible loan	–	36
Proceeds from issuance of shares to minority interests in subsidiary	–	18
Net cash provided (used) by financing activities	39	80

Increase (decrease) in cash and cash equivalents and restricted cash	(32)	(64)
Cash and cash equivalents and restricted cash at the beginning of the year	32	96
Cash and cash equivalents at the end of the period	$–	$32

Supplemental disclosures of cash flow information:
Cash paid for interest	$–	$–

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

b.	The Company has an accumulated deficit in the total amount of $24,672 as of March 31, 2026, the Company has negative operating cash flow in the total amount of $73 for the three months ended March 31, 2026, further losses are anticipated in the development of its business. Those factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due.

The Company intends to finance operating costs over the next twelve months with existing cash on hand, reducing operating spend, and future issuances of equity and debt securities, or through a combination of the foregoing. However, the Company will need to seek additional sources of financing if the Company requires more funds than anticipated during the next 12 months or in later periods.

SATIVUS TECH CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
U.S. dollars in thousands

NOTE 1:	GENERAL (cont.)

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and liabilities and commitments in the normal course of business.

The consolidated financial statements for the three months ended March 31, 2026, do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from uncertainty related to the Company’s ability to continue as a going concern.

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

Unaudited Interim Financial Information

The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with GAAP and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from this report, as is permitted by such rules and regulations. Accordingly, these condensed consolidated financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2025, and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on April 15th, 2026 (the “2025 Annual Report”). The results for any interim period are not necessarily indicative of results for any future period.

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments that are necessary to present fairly the Company’s financial position and results of operations for the interim periods presented. The results for the three months ended March 31, 2026, are not necessarily indicative of the results for the year ending December 31, 2026, or for any future period.

As of March 31, 2026, there have been no material changes in the Company’s significant accounting policies from those that were disclosed in the 2025 Annual Report.

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

The Company’s financial assets and liabilities that are measured at fair value on a recurring basis by level within the fair value hierarchy are as follows:

	Balance as of March 31, 2026
	Level 1	Level 2	Level 3	Total
Liabilities:
Fair Value of convertible component in convertible loan, net of discounts and debt issue costs	$–	$–	$786	786

Total liabilities	$–	$–	$786	786

	Balance as of December 31, 2025
	Level 1	Level 2	Level 3	Total
Liabilities:
Fair Value of convertible component in convertible loan, net of discounts and debt issue costs	$–	$–	$726	$726

Total liabilities	$–	$–	$726	$726

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

The Company accounted for the February 2019 Loan in accordance with ASC 470-20, Debt with conversion and other Options. As of March 31, 2026, the BCF was revalued at $138.

On November 1, 2024, the loan agreement was extended until March 31, 2025.

The February 2019 Loan is included in the convertible loans in current liabilities as of March 31, 2026, in the amount of $426, and $422 as of December 31, 2025.

The Company accounted for the February 2019 Loan in accordance with ASC 470-20, Debt with conversion and other Options. The value of the BCF for the February 2019 Loan was calculated using Monte Carlo model. As of March 31, 2026 the Company allocated $138 to the BCF as a liability ($200 as of December 31, 2025).

As of December 31, 2025 the fair value of the conversion feature in the amount of $200 was calculated with the following parameters:

December 31, 2025
Share price	$0.12
80% of the lowest volume-weighted average price	$0.096

As of March 31, 2026 the fair value of the conversion feature in the amount of $138 was calculated with the following parameters:

March 31, 2026
Share price	$0.09
80% of the lowest volume-weighted average price	$0.068

During the three months ended March 31, 2026 the Company recorded interest expenses related to the Loan in the amount of $4.

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

The Company accounted for the October 2019 Loan in accordance with ASC 470-20, Debt with conversion and other Options. As of March 31, 2026, the BCF was revalued at $503.

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

On November 1, 2024, the loan agreement was extended until March 31, 2025.

The October 2019 Loan is included in the convertible loans in current liabilities as of March 31, 2026, in the amount of $1,556 and $1,529 as of December 31, 2025.

The Company accounted for the October 2019 Loan in accordance with ASC 470-20, Debt with conversion and other Options. The value of the BCF for the October 2019 Loan was calculated using Monte Carlo model. As of March 31, 2026 the Company allocated $503 to the BCF as a liability ($408 as of December 31, 2025).

SATIVUS TECH CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
U.S. dollars in thousands

NOTE 3:	CONVERTIBLE LOANS (cont.)

As of December 31, 2025 the fair value of the conversion feature in the amount of $408 was calculated with the following parameters:

December 31, 2025
Share price	$0.14
80% of the lowest volume-weighted average price	$0.112

As of March 31, 2026 the fair value of the conversion feature in the amount of $503 was calculated with the following parameters:

March 31, 2026
Share price	$0.09
80% of the lowest volume-weighted average price	$0.068

During the three months ended March 31, 2026 the Company recorded interest expenses related to the Loan in the amount of $27.

c.	On August 7, 2020, the Company received a convertible loan from a third party (“August 2020 Lender”) in the amount of $200 (the “August 2020 Loan”). Per the terms of the Agreement, the August 2020 Loans has a maturity date of August 7, 2022, (“Maturity Date”) and accrues annual interest at a rate of 10%

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

On November 1, 2024, the loan agreement as extended until March 31, 2025.

The August 2020 Loan is included in the convertible loans in current liabilities as of March 31, 2026, in the amount of $313 and $308 as of December 31, 2025.

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

The Company accounted for the August 2020 Loan in accordance with ASC 470-20, Debt with conversion and other Options. The combined intrinsic value of the BCF for the August 2020 Loan was calculated and valued at $249 as of August 7, 2020, and the Company allocated $58 to the BCF as a liability. As of March 31, 2026, the BCF was revalued at $101 ($83 as of December 31, 2025).

As of December 31, 2025, The Company used an independent appraiser to estimate the fair value of BCF which used the Monte Carlo option pricing model using the following weighted average assumptions:

August 7, 2020
Share price	$0.80
Dividend yield	0%
Risk-free interest rate	0.13%
Expected term (in years)	2
Volatility	163.31%

As of December 31, 2025 the fair value of the conversion feature in the amount of $82 was calculated with the following parameters:

December 31, 2025
Share price	$0.14
80% of the lowest volume-weighted average price	$0.112

As of March 31, 2026 the fair value of the conversion feature in the amount of $101 was calculated with the following parameters:

March 31, 2026
Share price	$0.09
80% of the lowest volume-weighted average price	$0.068

During the three months ended March 31, 2026 the Company recorded interest expenses related to the Loan in the amount of $5.

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

On November 1, 2024, the loan agreement was extended until March 31, 2025.

The Director Loan is included in the convertible loans in current liabilities as of March 31, 2026, in the amount of $135 and $132 as of December 31, 2025.

The Company accounted for the director’s loan in accordance with ASC 470-20, Debt with conversion and other Options. The combined intrinsic value of the BCF for the August 2020 Loan was calculated and valued at $129 as of July 31, 2020, and the Company allocated $129 to the BCF as a liability. As of March 31, 2026, the BCF was revalued at $44 ($35 as of December 31, 2025).

SATIVUS TECH CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
U.S. dollars in thousands

NOTE 3:	CONVERTIBLE LOANS (cont.)

As of December 31, 2025 the fair value of the conversion feature in the amount of $35 was calculated with the following parameters:

December 31, 2025
Share price	$0.14
80% of the lowest volume-weighted average price	$0.112

As of March 31, 2026 the fair value of the conversion feature in the amount of $44 was calculated with the following parameters:

March 31, 2026
Share price	$0.09
80% of the lowest volume-weighted average price	$0.068

During the three months ended March 31, 2026, the Company recorded interest expenses related to Director Loan in the amount of $3.

e.	On March 2024 the Company received $36 convertible loan from third party. The loan is convertible at a conversion ratio of $1 per share.

NOTE 4:	RELATED PARTIES

The following transactions arose with related parties:

	Three months ended March 31, 2026				Amounts owing
	Directors Fees	Consulting Fees / Salaries	Interests	Total	by (to) as of March 31, 2026
CFO	$–	$8	$–	$8	$(11)
Company controlled by CFO	–	8	–	8	(9)
Director and CEO	–	51	–	51	(148)
Directors	–	–	3	3	(272)
	$–	$67	$3	$70	$(440)

SATIVUS TECH CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
U.S. dollars in thousands

NOTE 4:	RELATED PARTIES (cont.)

	Three months ended March 31, 2025				Amounts owing
	Directors Fees	Consulting Fees / Salaries	Other Expenses	Total	by (to) as of March 31, 2025
CFO	$–	$7	$–	$7	$–
Company controlled by CFO	–	8	–	8	(22)
Directors	–	–	3	3	(153)
	$–	$15	$3	$18	$(175)

A	The Company signed an agreement with the CFO, effective December 1, 2023, pursuant to which the CFO received $3 per month for his services. Amounts owed to the CFO as of March 31, 2026, were $7.

B.	The Company signed an agreement with the newly CEO of Saffron Tech, effective November 1, 2024, pursuant to which the newly appointed CEO will receive NIS54 per month. Amounts owed to the CEO as of March 31, 2026, were $51.

NOTE 5:	SHAREHOLDERS’ DEFICIT

a.	As of March 31, 2026 and December 31, 2025, the Company’s share capital is composed as follows:

	March 31, 2026		December 31, 2025
	Authorized	Issued and outstanding	Issued and outstanding	Issued and outstanding
	Number of shares
Shares of common stock of $0.0001 par value each “Shares”	500,000,000	4,215,571	500,000,000	4,215,571

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

SATIVUS TECH CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
U.S. dollars in thousands

NOTE 5:	SHAREHOLDERS’ DEFICIT (cont.)

b.	Warrants

A summary of warrant activity during the three months period ended March 31, 2026, and year ended December 31, 2025 is as follows:

	Number	Average exercise price
Warrants outstanding at January 1, 2025	75,000	$2
Expired	(75,000)	2
Warrants outstanding at December 31, 2025	–	–
Expired	–	–
Warrants outstanding at March 31, 2026	–	$–

There were not any warrants outstanding as of March 31, 2026 and December 31, 2025.

c.	Share option plans:

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

SATIVUS TECH CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
U.S. dollars in thousands

NOTE 5:	SHAREHOLDERS’ DEFICIT (cont.)

(i) A summary of employee share options activity during the three month ended March 31, 2026, and the year ended December 2025 is as follows:

	Number	Average weighted exercise price
Options outstanding at January 1, 2025	65,000	$1.12
Exercised	(65,000)	1.12

Options outstanding at December 31, 2025	–	–
Exercised	–	–

Options exercisable at March 31, 2026	–	$–

There were not any options outstanding as of March 31, 2026 and December 31, 2025:

d.	Restricted Share Units:

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

A summary of RSU activity during the three months ended March 31, 2026, and the year ended December 31, 2025 is as follows:

Number

RSU outstanding at January 1, 2025	531,000
Granted	–
Forfeited	–

RSU’s outstanding at December 31, 2025	531,000
Forfeited	–

RSU’s exercisable at March 31, 2026	531,000

NOTE 6:	FINANCIAL INCOME (EXPENSES)

	Three months ended	Three months ended
	March 31,	March 31,
	2026	2025
Financial Income (expenses) related to revaluation of convertible component in convertible loans	$(100)	$203
Bank interest and commissions	–	(43)
Foreign currency transactions and other	(4)	2
	$(104)	$162

SATIVUS TECH CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
U.S. dollars in thousands

NOTE 7:	LIENS, COMMITMENTS

a.	Saffron leases its facilities on leases that expired on December 15, 2024. Lease payments are approximately $5 per month ($60 annually). Saffron has the option to extend the lease period for two additional option periods of 12 months each (first option from 16.12.2024 to 15.12.2025 and second option from 16.12.2025 to 15.12.2026). Saffron did not extend the lease for a set amount of time but rather pay for each month they use the facilities.

b.	Saffron Tech is committed to pay royalties to the IIA on the proceeds from sales of products resulting from research and development projects in which the IIA participates by way of grants. In the first 3 years of sales the Company shall pay 3% of the sales of the product which was developed under IIA research and development projects. In the fourth, fifth and sixth years of sales, the Company shall pay 4% of such sales and from the seventh year onwards the Company shall pay 5% of up to 100% of the amount of grants received plus interest at LIBOR. Saffron Tech was entitled to the grants only upon incurring research and development expenditures. There were no future performance obligations related to the grants received from the IIA. As of December 31, 2025, the contingent liabilities with respect to grants received from the IIA, subject to repayment under these royalty agreements on future sales is $Nil. As of December 31, 2025, Saffron Tech received a total of $452 from the IIA

c.	The Company’s holdings in Saffron Tech are secured to a third party until such time that the third-party convertible loans have been extinguished.

NOTE 8:	SUBSEQUENT EVENTS

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

We have multiple controls in place in order to prevent breaches, some of these controls include:

a.	FMA/2FA, this is our first AND most important first line of defense, no one should have MFA bypassed or disabled, with no exceptions.

b.	Email Banner for external emails. This banner assists us to identify any phishing / impersonation email and cannot be bypassed.

c.	Conditional Access Policy (CAP): Rejects connections to Exchange Online from un-authorized countries. We are further enhancing this control by implementing ACL’s (access lists) in our CRM and ERP systems and any other mission critical platform. ALL platforms should have MFA enforced, any platform not supporting MFA in 2024 is deemed high-risk and immediately replaced as it is obsolete and poses high-risk to the Company.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH OUR AUDITED FINANCIAL STATEMENTS AND THE RELATED NOTES THAT APPEAR ELSEWHERE IN THIS QUARTERLY REPORT ON FORM 10-Q AND THE FINANCIAL STATEMENTS AND RELATED NOTES THERETO FOR THE FISCAL YEAR ENDED DECEMBER 31, 2025 AND THE RELATED MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, BOTH OF WHICH ARE CONTAINED IN OUR ANNUAL REPORT ON FORM 10-K FILED WITH THE SECURITIES AND EXCHANGE COMMISSION (THE “SEC”), ON MARCH 31, 2026. PAST OPERATING RESULTS ARE NOT NECESSARILY INDICATIVE OF RESULTS THAT MAY OCCUR IN FUTURE PERIODS. THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT REFLECT OUR PLANS, ESTIMATES AND BELIEFS. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE THOSE DISCUSSED BELOW AND ELSEWHERE IN THIS QUARTERLY REPORT.

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other Federal securities laws, and is subject to the safe-harbor created by such Act and laws. Forward-looking statements may include statements regarding our goals, beliefs, strategies, objectives, plans, including product and technology developments, future financial conditions, results or projections or current expectations These forward-looking statements involve known or unknown risks, uncertainties and other factors that may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “potential,” “continue,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” and similar expressions. These statements are based on our current beliefs, expectations, and assumptions and are subject to a number of risks and uncertainties. Although we believe that the expectations reflected-in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Our actual results may differ materially from those anticipated in these forward-looking statements. These forward-looking statements are made as of the date of this report, and we assume no obligation to update these forward-looking statements whether as a result of new information, future events, or otherwise, other than as required by law. In light of these assumptions, risks, and uncertainties, the forward-looking events discussed in this report might not occur and actual results and events may vary significantly from those discussed in the forward-looking statements. Further information on potential factors that could affect our business is described under the heading “Risk Factors” in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. Readers are also urged to carefully review and consider the various disclosures we have made in that report.

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

On October 20th, 2025, the Board appointed Board Member and Director Michael Oster as CEO of the Company. On the same day Shmulik Yannay resigned his position as Director, CEO & Board Member. His resignation was not the result of any dispute with the Company.

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

These unaudited condensed financial statements should be read in conjunction with our December 31, 2025, annual financial statements included in our Form 10-K, filed with the SEC on April 15th, 2026.

Going Concern

Due to the uncertainty of our ability to meet our current operating and capital expenses, our independent auditors included an explanatory paragraph in their report on the condensed consolidated financial statements for the three months ended March 31, 2026, regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

Results of Operations

Three months ended March 31, 2026 compared to the three months ended March 31, 2025

Operating Expenses

Research and development expenses for the three months ended March 31, 2026, were $77 thousand compared to $206 thousand for the same period in 2025.

General and administrative (“G&A”) expenses for the three months ended March 31, 2026, were $71 thousand compared to $54 thousand for the same period in 2025.

Total financial expenses for the three months ended March 31, 2026, was $104 compared to $162 thousand income for the same period in 2025. Financial income is due to Financial expenses and income related to revaluations of the convertible component in convertible loans.

Liquidity and Capital Resources

Overview

Since inception on January 16, 2015, the Company has a cumulative deficit of $24,672 thousand and a working capital deficit of $3,970 thousand as of March 31, 2026. Our future growth is dependent upon achieving further purchase orders and execution, management of operating expenses and ability of the Company to obtain the necessary financing to fund future obligations, and upon profitable operations. Those factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due.

Historically, we have financed our cash flow and operations from the initial contribution of our majority shareholder and by raising equity and convertible loans and warrants.

We had a negative working capital of $3,970 thousand and $3,735 thousand as of March 31, 2026, and December 31, 2025, respectively.

During the three months ended March 31, 2026, we had negative cash flow from operations of $73 thousand which was mainly the result of a net loss of $252 thousand, and financial expenses related to revaluations of convertible component in convertible loans in the amount of $60 thousand and changes in assets and liabilities of $61 thousand, depreciation of $17 thousand, and financial expenses related to convertible loans and warrants of $41 thousand. Cash flow from operation activity in the three months ended March 31, 2025, was the result of a net loss of $98 thousand, and financial gains from revaluations of convertible component in convertible loans in the amount of $203 thousand offset by changes in assets and liabilities of $14 thousand, depreciation of $95 thousand, and financial expenses related to convertible loans and warrants of $42 thousand.

During the three months ended March 31, 2026, we had positive cash flow from investment of $2 thousand compared to a positive cash flow of $6 thousand for the same period in 2025. The positive investing cash flow was primarily the result of a decrease in restricted cash.

During the three months ended March 31, 2026, we had positive cash flow from financing activities of $39 compared to a positive cash flow from financing activities during the three months ended March 31, 2025 of $80 thousand. The positive investing cash flow during the three months ended March 31, 2026 was primarily the result of proceeds from related parties' loan. The positive investing cash flow during the three months ended March 31, 2025 was primarily the result of proceeds from related parties' loan, convertible loan and from issuance of shares to minority interests in subsidiary.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act of 1934, as amended (the “Exchange Act”) and are not required to provide the information required under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of our Quarterly Report on Form 10-Q, an evaluation was carried out by management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of March 31, 2026. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

During evaluation of disclosure controls and procedures as of March 31, 2026, conducted as part of our preparation of the quarterly unaudited condensed financial statements, management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures and concluded that our disclosure controls and procedures were not effective.

Changes in Internal Control Over Financial Reporting

As of the end of the period covered by this report, there have been no changes in internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - Other Information

Item 5. Other Information

During the quarter ended March 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Dated: May 14, 2026	By:	/s/ Michael Oster
Michael Oster
Chief Executive Officer
SATIVUS TECH CORP.

