Form 10-Q
period 2026-06-30
SATIVUS TECH CORP.
filed 2026-08-13
CIK 1661600

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended June 30, 2026

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

As of August 13, 2026, the registrant had 4,215,571 shares of its Common Stock, $0.001 par value, outstanding.

When used in this quarterly report, the terms “Sativus Tech Corp.” “the Company,” “we,” “our,” and “us” refer to Sativus Tech Corp.

2

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

SATIVUS TECH CORP.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2026

IN THOUSANDS OF U.S. DOLLARS

SATIVUS TECH CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands, except share and per share data

	June 30,	December 31,
	2026	2025
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$85	$32
Restricted cash	10	9
Accounts receivable	–	21
Prepaid expenses and other receivables	9	41
Total current assets	104	103

NON-CURRENT ASSETS
Property and equipment, net	164	204
Total non-current assets	164	204

Total assets	$268	$307

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payables	$297	$267
Convertible loans	2,532	2,451
Loans from related party	125	98
Fair value of convertible component in convertible loans	618	726
Other accounts liabilities	321	296
Total current liabilities	3,893	3,838

SHAREHOLDERS’ DEFICIT
Ordinary shares of $0.0001 par value
Ordinary shares of $0.0001 par value Authorized: 500,000,000 shares at June 30, 2026 and December 31, 2025; Issued and Outstanding: 4,215,571 and 4,215,571 shares at June 30, 2026 and December 31, 2025, respectively	4	4
Additional Paid in capital	21,083	20,973
Accumulated deficit	(24,652)	(24,477)
	(3,565)	(3,500)
Non-controlling interests	(60)	(31)
Total shareholders’ deficit	(3,625)	(3,531)

Total liabilities and shareholders’ deficit	$268	$307

The accompanying notes are an integral part of these condensed consolidated financial statements.

SATIVUS TECH CORP.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

U.S. dollars in thousands, except share and per share data

	Three months ended		Six months ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Operating expenses:
Research and development	$(95)	$(122)	$(172)	$(328)

General and administrative	(63)	(91)	(134)	(145)

Operating loss	(158)	(213)	(306)	(473)

Financial income (expenses), net	116	(209)	12	(47)

Net loss	(42)	(422)	(294)	(520)

Non-controlling interests	(62)	(90)	(120)	(187)
Net loss attributable to equity holders of the Company	$20	$(332)	$(174)	$(333)

Basic and diluted net loss per share	$(0.00)	$(0.08)	$(0.04)	$(0.08)

Weighted average number of Ordinary shares used in computing basic and diluted loss per share	4,215,571	4,215,571	4,215,571	4,215,571

The accompanying notes are an integral part of these condensed consolidated financial statements.

SATIVUS TECH CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

U.S. dollars in thousands, except share and per share data

Six months ended June 30, 2026:

	Ordinary shares		Additional Paid in	Accumulated	Total Shareholders’	Non- controlling
	Number	Amount	Capital	Deficit	Deficiency	Interests	Total
Balance as of January 1, 2026	4,215,571	$4	$20,973	$(24,477)	$(3,500)	$(31)	$(3,531)
Issuance of shares in respect of converted SAFE in subsidiary	–	–	–	–	–	–	–

Net income (loss)	–	–	–	(195)	(195)	(57)	(252)
Balance as of March 31, 2026 (Unaudited)	4,215,571	4	20,973	(24,672)	(3,695)	(88)	(3,783)
Share based compensation to non-controlling parties
Issuance of shares in respect of converted SAFE in subsidiary	–	–	110	–	110	90	200

Net income (loss)	–	–	–	20	20	(62)	(42)
Balance as of June 30, 2026 (Unaudited)	4,215,571	$4	$21,083	$(24,652)	$(3,565)	$(60)	$(3,625)

Six months ended June 30, 2025 (comparative):

	Ordinary shares		Additional Paid in	Accumulated	Total Shareholders’	Non- controlling
	Number	Amount	Capital	Deficit	Deficiency	Interests	Total
Balance as of January 1, 2025	4,215,571	$4	$20,683	$(23,608)	$(2,921)	$251	$(2,670)
Issuance of shares in respect of converted SAFE in subsidiary	–	–	11	–	11	7	18

Net income (loss)	–	–	–	(1)	(1)	(97)	(98)
Balance as of March 31, 2025 (Unaudited)	4,215,571	4	20,694	(23,609)	(2,911)	161	(2,750)
Share based compensation to non-controlling parties
Issuance of shares in respect of converted SAFE in subsidiary	–	–	11	–	11	9	20

Net income (loss)	–	–	–	(332)	(332)	(90)	(422)
Balance as of June 30, 2025 (Unaudited)	4,215,571	$4	$20,705	$(23,941)	$(3,232)	$80	$(3,152)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SATIVUS TECH CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

U.S. dollars in thousands

	Six months ended
	June 30,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$(294)	$(520)
Adjustments to reconcile loss to net cash used in operating activities:
Depreciation and amortization	40	80
Share based compensation expenses to employees and non-employees	–	15
Financial expenses related to convertible loans and warrants	81	85
Change in fair value of convertible component in convertible loans	(108)	(75)

Changes in assets and liabilities:
Decrease (Increase) in other accounts receivable	32	6
Increase in accounts receivable	21	(4)
Decrease (Increase) in trade payables	30	216
Decrease (Increase) in other accounts payables	25	126
Net cash used in operating activities	(173)	(86)

Cash flows from investing activities:
Purchase of property and equipment, Net	–	–
Decrease (increase) in restricted cash	(1)	5
Proceeds Loans from related party	27	74
Proceeds from Short term loans	–	78
Decrease (increase) in deposits	–	–
Net cash used in investing activities	26	157

Cash flows from financing activities:
Lease payments	–	–
Proceeds from convertible loans	–	36
Proceeds from issuance of shares to minority interests in subsidiary	200	38
Net cash provided (used) by financing activities	200	74

Increase (decrease) in cash and cash equivalents and restricted cash	53	145
Cash and cash equivalents and restricted cash at the beginning of the year	32	96
Cash and cash equivalents at the end of the period	$85	$241

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

b.	The Company has an accumulated deficit in the total amount of $24,652 as of June 30, 2026, the Company has negative operating cash flow in the total amount of $173 for the six months ended June 30, 2026, further losses are anticipated in the development of its business. Those factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due.

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

The consolidated financial statements for the six months ended June 30, 2026, do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from uncertainty related to the Company’s ability to continue as a going concern.

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

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments that are necessary to present fairly the Company’s financial position and results of operations for the interim periods presented. The results for the six months ended June 30, 2026, are not necessarily indicative of the results for the year ending December 31, 2026, or for any future period.

As of June 30, 2026, there have been no material changes in the Company’s significant accounting policies from those that were disclosed in the 2025 Annual Report.

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

The carrying amounts of cash and cash equivalents, short term deposits, trade receivables, trade payables and short-term loans approximate their fair value due to the short-term maturity of such instruments.

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

The Company’s financial assets and liabilities that are measured at fair value on a recurring basis by level within the fair value hierarchy are as follows:

	Balance as of June 30, 2026
	Level 1	Level 2	Level 3	Total
Liabilities:
Fair Value of convertible component in convertible loans, net of discounts and debt issue costs	$–	$–	$618	618

Total liabilities	$–	$–	$618	618

	Balance as of December 31, 2025
	Level 1	Level 2	Level 3	Total
Liabilities:
Fair Value of convertible component in convertible loans, net of discounts and debt issue costs	$–	$–	$726	$726

Total liabilities	$–	$–	$726	$726

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

The Company accounted for the February 2019 Loan in accordance with ASC 470-20, Debt with conversion and other Options. As of June 30, 2026, the BCF was revalued at $109.

On November 1, 2024, the loan agreement was extended until June 30, 2025.

The February 2019 Loan is included in the convertible loans in current liabilities as of June 30, 2026, in the amount of $434, and $422 as of December 31, 2025.

The Company accounted for the February 2019 Loan in accordance with ASC 470-20, Debt with conversion and other Options. The value of the BCF for the February 2019 Loan was calculated using Monte Carlo model. As of June 30, 2026 the Company allocated $109 to the BCF as a liability ($200 as of December 31, 2025).

As of December 31, 2025 the fair value of the conversion feature in the amount of $200 was calculated with the following parameters:

December 31, 2025
Share price	$0.12
80% of the lowest volume-weighted average price	$0.096

As of June 30, 2026 the fair value of the conversion feature in the amount of $109 was calculated with the following parameters:

June 30, 2026
Share price	$0.07
80% of the lowest volume-weighted average price	$0.056

During the six months ended June 30, 2026 the Company recorded interest expenses related to the Loan in the amount of $15.

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

The Company accounted for the October 2019 Loan in accordance with ASC 470-20, Debt with conversion and other Options. As of June 30, 2026, the BCF was revalued at $396.

On January 26, 2022, the Company paid accrued interest of the October 2019 Loan in the amount of $55.

On December 20, 2022, the Company paid accrued interest of the October 2019 Loan in the amount of $100, and the October 2019 Loan agreement as extended until June 30, 2023.

On January 2023, the Company paid accrued interest of the October 2019 Loan in the amount of $100.

On November 1, 2024, the loan agreement was extended until June 30, 2025.

The October 2019 Loan is included in the convertible loans in current liabilities as of June 30, 2026, in the amount of $1,583 and $1,529 as of December 31, 2025.

The Company accounted for the October 2019 Loan in accordance with ASC 470-20, Debt with conversion and other Options. The value of the BCF for the October 2019 Loan was calculated using Monte Carlo model. As of June 30, 2026 the Company allocated $396 to the BCF as a liability ($408 as of December 31, 2025).

SATIVUS TECH CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
U.S. dollars in thousands

NOTE 3:	CONVERTIBLE LOANS (cont.)

As of December 31, 2025 the fair value of the conversion feature in the amount of $408 was calculated with the following parameters:

December 31, 2025
Share price	$0.14
80% of the lowest volume-weighted average price	$0.112

As of June 30, 2026 the fair value of the conversion feature in the amount of $396 was calculated with the following parameters:

June 30, 2026
Share price	$0.07
80% of the lowest volume-weighted average price	$0.056

During the six months ended June 30, 2026 the Company recorded interest expenses related to the Loan in the amount of $54.

c.	On August 7, 2020, the Company received a convertible loan from a third party (“August 2020 Lender”) in the amount of $200 (the “August 2020 Loan”). Per the terms of the Agreement, the August 2020 Loans has a maturity date of August 7, 2022, (“Maturity Date”) and accrues annual interest at a rate of 10%

The August 2020 Loan is convertible by the August 2020 Lender into Shares, at their discretion, at the lower of a fixed price of $1.02 (the “Fixed Conversion Price”) or 80% of the lowest volume weighted average price (“VWAP”) of the Company’s common stock during the 10 trading days immediately preceding the conversion date (the “Market Conversion Price”).

On November 1, 2024, the loan agreement as extended until June 30, 2025.

The August 2020 Loan is included in the convertible loans in current liabilities as of June 30, 2026, in the amount of $318 and $308 as of December 31, 2025.

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

The Company accounted for the August 2020 Loan in accordance with ASC 470-20, Debt with conversion and other Options. The combined intrinsic value of the BCF for the August 2020 Loan was calculated and valued at $249 as of August 7, 2020, and the Company allocated $58 to the BCF as a liability. As of June 30, 2026, the BCF was revalued at $79 ($83 as of December 31, 2025).

As of December 31, 2025, The Company used an independent appraiser to estimate the fair value of BCF which used the Monte Carlo option pricing model using the following weighted average assumptions:

August 7, 2020
Share price	$0.80
Dividend yield	0%
Risk-free interest rate	0.13%
Expected term (in years)	2
Volatility	163.31%

As of December 31, 2025 the fair value of the conversion feature in the amount of $83 was calculated with the following parameters:

December 31, 2025
Share price	$0.14
80% of the lowest volume-weighted average price	$0.112

As of June 30, 2026 the fair value of the conversion feature in the amount of $79 was calculated with the following parameters:

June 30, 2026
Share price	$0.07
80% of the lowest volume-weighted average price	$0.056

During the six months ended June 30, 2026 the Company recorded interest expenses related to the Loan in the amount of $10.

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

On November 1, 2024, the loan agreement was extended until June 30, 2025.

The Director Loan is included in the convertible loans in current liabilities as of June 30, 2026, in the amount of $137 and $132 as of December 31, 2025.

The Company accounted for the director’s loan in accordance with ASC 470-20, Debt with conversion and other Options. The combined intrinsic value of the BCF for the August 2020 Loan was calculated and valued at $129 as of July 31, 2020, and the Company allocated $129 to the BCF as a liability. As of June 30, 2026, the BCF was revalued at $34 ($35 as of December 31, 2025).

SATIVUS TECH CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
U.S. dollars in thousands

NOTE 3:	CONVERTIBLE LOANS (cont.)

As of December 31, 2025 the fair value of the conversion feature in the amount of $35 was calculated with the following parameters:

December 31, 2025
Share price	$0.14
80% of the lowest volume-weighted average price	$0.112

As of June 30, 2026 the fair value of the conversion feature in the amount of $34 was calculated with the following parameters:

June 30, 2026
Share price	$0.07
80% of the lowest volume-weighted average price	$0.056

During the six months ended June 30, 2026, the Company recorded interest expenses related to Director Loan in the amount of $5.

e.	On March 2024 the Company received $36 convertible loan from third party. The loan is convertible at a conversion ratio of $1 per share.

NOTE 4:	RELATED PARTIES

The following transactions arose with related parties:

	Six months ended June 30, 2026				Amounts owing
	Directors Fees	Consulting Fees / Salaries	Interests	Total	by (to) as of June 30, 2026
CFO	$–	$18	$–	$18	$(15)
Company controlled by CFO	–	17	–	17	(3)
Director and CEO	–	54	–	54	(147)
Directors	–	–	5	5	(313)
	$–	$89	$5	$94	$(478)

SATIVUS TECH CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
U.S. dollars in thousands

NOTE 4:	RELATED PARTIES (cont.)

	Six months ended June 30, 2025				Amounts owing
	Directors Fees	Consulting Fees / Salaries	Other Expenses	Total	by (to) as of June 30, 2025
CFO	$–	$16	$–	$16	$–
Company controlled by CFO	–	17	–	17	(34)
Directors	–	–	8	8	(197)
	$–	$33	$8	$41	$(231)

A	The Company signed an agreement with the CFO, effective December 1, 2023, pursuant to which the CFO received $3 per month for his services. Amounts owed to the CFO as of June 30, 2026, were $15.

B.	The Company signed an agreement with newly CEO of Saffron Tech, effective October 20, 2025, pursuant to which the Company paid consulting fees to the CEO totaling NIS54 per month for the six months ended June 30, 2026. Amounts owed to the CEO as of June 30, 2026, were $54.

NOTE 5:	SHAREHOLDERS’ DEFICIT

a.	As of June 30, 2026 and December 31, 2025, the Company’s share capital is composed as follows:

	June 30, 2026		December 31, 2025
	Authorized	Issued and outstanding	Issued and outstanding	Issued and outstanding
	Number of shares
Shares of common stock of $0.0001 par value each “Shares”	500,000,000	4,215,571	500,000,000	4,215,571

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

SATIVUS TECH CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
U.S. dollars in thousands

NOTE 5:	SHAREHOLDERS’ DEFICIT (cont.)

b.	Warrants

A summary of warrant activity during the six months period ended June 30, 2026, and year ended December 31, 2025 is as follows:

	Number	Average exercise price
Warrants outstanding at January 1, 2025	75,000	$2
Expired	(75,000)	2
Warrants outstanding at December 31, 2025	–	–
Expired	–	–
Warrants outstanding at June 30, 2026	–	$–

There were not any warrants outstanding as of June 30, 2026 and December 31, 2025.

c.	Share option plans:

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

SATIVUS TECH CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
U.S. dollars in thousands

NOTE 5:	SHAREHOLDERS’ DEFICIT (cont.)

(i) A summary of employee share options activity during the six month ended June 30, 2026, and the year ended December 2025 is as follows:

	Number	Average weighted exercise price
Options outstanding at January 1, 2025	65,000	$1.12
Exercised	(65,000)	1.12

Options outstanding at December 31, 2025	–	–
Exercised	–	–

Options exercisable at June 30, 2026	–	$–

There were not any options outstanding as of June 30, 2026 and December 31, 2025:

d.	Restricted Share Units:

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

A summary of RSU activity during the six months ended June 30, 2026, and the year ended December 31, 2025 is as follows:

Number

RSU outstanding at January 1, 2025	531,000
Granted	–
Forfeited	–

RSU’s outstanding at December 31, 2025	531,000
Forfeited	–

RSU’s exercisable at June 30, 2026	531,000

NOTE 6:	FINANCIAL INCOME (EXPENSES)

	Three months ended		Six months ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025

Financial income (expenses) related to revaluation component in convertible loans	$128	$(214)	$28	$(11)
Foreign currency transactions and other	(12)	5	(16)	(36)
	$116	$(209)	$12	$(47)

SATIVUS TECH CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
U.S. dollars in thousands

NOTE 7:	LIENS, COMMITMENTS

a.	Saffron leases its facilities on leases that expired on December 15, 2024. Lease payments are approximately $5 per month ($60 annually). Saffron has the option to extend the lease period for two additional option periods of 12 months each (first option from 16.12.2024 to 15.12.2025 and second option from 16.12.2025 to 15.12.2026). Saffron did not extend the lease for a set amount of time but rather pay for each month they use the facilities.

b.	Saffron Tech is committed to pay royalties to the IIA on the proceeds from sales of products resulting from research and development projects in which the IIA participates by way of grants. In the first 3 years of sales the Company shall pay 3% of the sales of the product which was developed under IIA research and development projects. In the fourth, fifth and sixth years of sales, the Company shall pay 4% of such sales and from the seventh year onwards the Company shall pay 5% of up to 100% of the amount of grants received plus interest at LIBOR. Saffron Tech was entitled to the grants only upon incurring research and development expenditures. There were no future performance obligations related to the grants received from the IIA. As of December 31, 2025, the contingent liabilities with respect to grants received from the IIA, subject to repayment under these royalty agreements on future sales is $Nil. As of December 31, 2025, Saffron Tech received a total of $756 from the IIA

c.	The Company’s holdings in Saffron Tech are secured to a third party until such time that the third-party convertible loans have been extinguished.

NOTE 8:	SUBSEQUENT EVENTS

On July 31, 2026, the Company entered into a further forbearance and extension agreement, and a corresponding amended and restated repayment agreement, with YAII PN, Ltd. with respect to the Company's outstanding convertible debentures (see Note 3) Under the agreement, YAII agreed to extend the forbearance period through March 31, 2027,

In accordance with ASC 855-10, Company management reviewed all material events through the date of this report and determined that there are no other such events that warrant disclosure or recognition in the financial statements.

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

As of the date of this report, no cybersecurity incident (or aggregation of incidents) or cybersecurity threat has materially affected our results of operations or financial condition. However, an actual or perceived breach of our security could damage our reputation and cause damage to our relationships, as well as prevent us from attracting new clients / customers and / or subject us to third-party lawsuits, regulatory fines or other actions or liabilities, any of which could adversely affect our business, operating results or financial condition. We currently do not carry a cyber liability insurance policy, but are evaluating whether to acquire one to mitigate any financial impact of a cybersecurity breach.

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

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other Federal securities laws, and is subject to the safe-harbor created by such Act and laws. Forward-looking statements may include statements regarding our goals, beliefs, strategies, objectives, plans, including product and technology developments, future financial conditions, results or projections or current expectations These forward-looking statements involve known or unknown risks, uncertainties and other factors that may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “potential,” “continue,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” and similar expressions. These statements are based on our current beliefs, expectations, and assumptions and are subject to a number of risks and uncertainties. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Our actual results may differ materially from those anticipated in these forward-looking statements. These forward-looking statements are made as of the date of this report, and we assume no obligation to update these forward-looking statements whether as a result of new information, future events, or otherwise, other than as required by law. In light of these assumptions, risks, and uncertainties, the forward-looking events discussed in this report might not occur and actual results and events may vary significantly from those discussed in the forward-looking statements. Further information on potential factors that could affect our business is described under the heading “Risk Factors” in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. Readers are also urged to carefully review and consider the various disclosures we have made in that report.

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

On January 6, 2022, the Company announced that its subsidiary, Saffron Tech, has planted approximately 25,000 Saffron bulbs in fields in the Golan Heights, in Northen Israel. The plantation is being managed in conjunction with the Shamir Research Institute.

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

Going Concern

Due to the uncertainty of our ability to meet our current operating and capital expenses, our independent auditors included an explanatory paragraph in their report on the condensed consolidated financial statements for the six months ended June 30, 2026, regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

Results of Operations

Six months ended June 30, 2026 compared to the six months ended June 30, 2025

Operating Expenses

Research and development expenses for the six months ended June 30, 2026, were $172 thousand compared to $328 thousand for the same period in 2025.

General and administrative (“G&A”) expenses for the six months ended June 30, 2026, were $134 thousand compared to $145 thousand for the same period in 2025.

Total financial income (expenses), net for the six months ended June 30, 2026, was $12 thousand income compared to $47 thousand expense for the same period in 2025. Financial expenses and income are due to financial expenses and income related to revaluations of the convertible component in convertible loans.

Three months ended June 30, 2026 compared to the three months ended June 30, 2025

Operating Expenses

Research and development expenses for the three months ended June 30, 2026, were $95 thousand compared to $122 thousand for the same period in 2025.

General and administrative (“G&A”) expenses for the three months ended June 30, 2026, were $63 thousand compared to $91 thousand for the same period in 2025.

Total financial income (expenses), net for the three months ended June 30, 2026, was $116 thousand income compared to $209 thousand expense for the same period in 2025. Financial expenses and income are due to financial expenses and income related to revaluations of the convertible component in convertible loans.

Liquidity and Capital Resources

Overview

Since inception on January 16, 2015, the Company has a cumulative deficit of $24,652 thousand and a working capital deficit of $3,789 thousand as of June 30, 2026. Our future growth is dependent upon achieving further purchase orders and execution, management of operating expenses and ability of the Company to obtain the necessary financing to fund future obligations, and upon profitable operations. Those factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due.

Historically, we have financed our cash flow and operations from the initial contribution of our majority shareholder and by raising equity and convertible loans and warrants.

We had a negative working capital of $3,789 thousand and $3,735 thousand as of June 30, 2026, and December 31, 2025, respectively.

During the six months ended June 30, 2026, we had negative cash flow from operations of $173 thousand which was mainly the result of a net loss of $294 thousand, and financial gains from revaluations of convertible component in convertible loans in the amount of $108 thousand offset by changes in assets and liabilities of $108 thousand, depreciation of $40 thousand, and financial expenses related to convertible loans and warrants of $81 thousand. Cash flow from operation activity in the six months ended June 30, 2025, was the result of a net loss of $520 thousand, and financial gains from revaluations of convertible component in convertible loans in the amount of $75 thousand offset by changes in assets and liabilities of $344 thousand, depreciation of $80 thousand, and financial expenses related to convertible loans and warrants of $85 thousand.

During the six months ended June 30, 2026, we had positive cash flow from investment of $26 thousand compared to a positive cash flow of $157 thousand for the same period in 2025. The positive investing cash flow was primarily the result of an increase in loan from related party of $27 thousand, offset by an increase in restricted cash of $1 thousand.

During the six months ended June 30, 2026, we had positive cash flow from financing activities of $200 thousand compared to a positive cash flow from financing activities during the six months ended June 30, 2025 of $74 thousand. The positive financing cash flow during the six months ended June 30, 2026 was primarily the result of proceeds from issuance of shares to minority interests in subsidiary. The positive financing cash flow during the six months ended June 30, 2025 was primarily the result of proceeds from a convertible loan and from issuance of shares to minority interests in subsidiary.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act of 1934, as amended (the “Exchange Act”) and are not required to provide the information required under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of our Quarterly Report on Form 10-Q, an evaluation was carried out by management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of June 30, 2026. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

During evaluation of disclosure controls and procedures as of June 30, 2026, conducted as part of our preparation of the quarterly unaudited condensed financial statements, management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures and concluded that our disclosure controls and procedures were not effective.

Changes in Internal Control Over Financial Reporting

As of the end of the period covered by this report, there have been no changes in internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - Other Information

Item 5. Other Information

During the quarter ended June 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Dated: August 13, 2026	By:	/s/ Michael Oster
Michael Oster
Chief Executive Officer
SATIVUS TECH CORP.

